Form 10-K
period 1993-12-31
PS GROUP INC
filed 1994-03-31
CIK 80966

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[/x/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended:    DECEMBER 31, 1993
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number:  1-7141

                                 PS GROUP, INC.
                             ----------------------
            (Exact name of registrant as specified in its charter)

                      DELAWARE                         95-2760133
          -------------------------------       ------------------------
          (State or other jurisdiction of            (IRS Employer
           incorporation or organization)          Identification No.)

      4370 LA JOLLA VILLAGE DRIVE, SUITE 1050
               SAN DIEGO, CALIFORNIA                         92122
    -----------------------------------------------     ----------------
      (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (619) 546-5001

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
- ---------------------------            -----------------------------------------
Common Stock - $1 par value                      New York Stock Exchange
                                                 Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: none.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /x/   No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (based on the closing price on the New York Stock Exchange-Composite Transactions) of the voting stock held by non-affiliates of the registrant on March 22, 1994 was $66,492,364*.

  * Assumes Berkshire Hathaway Inc. and its subsidiaries owning stock in the Company are not affiliates of the Company. Berkshire Hathaway Inc. and these subsidiaries have filed a Form 13-D dated April 25, 1990, and amendments thereto, dated September 17, 1990, October 12, 1990, December 14, 1990 and January 28, 1991.

The number of shares of common stock outstanding as of March 22, 1994 was 6,065,969.

Portions of Part I and Part II are incorporated by reference from registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993. Part III is incorporated by reference from registrant's Proxy Statement for its 1994 stockholders' meeting.

                                     PART I
                               ITEM 1.  BUSINESS


  The principal businesses of PS Group, Inc. (the "Company") are aircraft leasing (conducted directly), fuel sales and distribution, oil and gas production and development, and metallic waste recycling (all conducted through subsidiaries). On March 14, 1994 the Company sold its travel management business formerly conducted by its 85% owned subsidiary, USTravel Systems Inc.

  The Company was incorporated in Delaware in 1972 (under the original name PSA, Inc.) as the successor to a California corporation originally incorporated in 1945. The Company has its principal executive offices at 4370 La Jolla Village Drive, Suite 1050, San Diego, California, 92122; telephone number (619) 546-5001. As of December 31, 1993 the Company's corporate staff consisted of 13 full-time employees who conduct the Company's aircraft leasing operations as well as its executive and administrative activities.

AIRCRAFT LEASING

  The Company's aircraft investments consist of 21 wholly-owned and seven partially-owned jet aircraft. No additional aircraft have been acquired for lease since 1989, nor are any purchases currently contemplated. All of the Company's wholly-owned aircraft have been pledged pursuant to various financing arrangements.

  Currently the Company has 16 aircraft on lease to USAir, Inc. ("USAir") under leases that expire at various times between 1998 and 2004. Six of the aircraft are McDonnell Douglas MD-80s and 10 are British Aerospace 146-200s. USAir contributed approximately 80% of the Company's aircraft lease revenues in 1993.

  The Company owns and leases to Continental Airlines, Inc. ("Continental") one MD-80 aircraft and one Boeing 737-300 aircraft under leases that expire at the end of 2007 and has a one-third interest in seven Boeing 737-200 aircraft which are leased to Continental under leases that expire in 1996. The Company also owns and leases to America West Airlines, Inc. ("America West") one Boeing 737-300 aircraft under a lease that expires in 2006. Two Boeing 747-100 freighter aircraft formerly leased to Pan American World Airways ("Pan Am") are held for sale. Both 747s were converted from passenger to full freighter configuration following their return from Pan Am. See "Recent Developments."

  All of the Company's leases are net leases, which provide that lessees will bear the direct operating costs and the risk of physical loss of the aircraft, pay taxes, maintain the aircraft, indemnify the Company against any liability suffered as the result of any act or omission of the lessee, maintain casualty insurance in an amount equal to the specific amount set forth in the lease (which may be less than market value) and maintain liability insurance naming the Company as an additional insured. In general, substantially all obligations connected with the operation and maintenance of the leased aircraft are assumed by the lessee and minimal obligations are imposed upon the Company. The leases also typically provide that in those limited instances where the lessees have the voluntary right to terminate the lease, the lessee is obligated to pay the Company a stipulated sum which is designed to retire any existing indebtedness relating to the aircraft and otherwise provide the Company with the same economic value it would have received had the lease continued.

  Aircraft leases entered into by the Company met the Company's requirements for an acceptable rate of return, but also carried greater risk since the Company's lessees tended to be less creditworthy than some of their competitors. See "Recent Developments." The Company does not foresee an expansion of this line of business in the future.

  In 1993 aircraft leasing contributed $35.9 million to the Company's consolidated operating revenues, or approximately 23% of total revenues from continuing operations.

  RECENT DEVELOPMENTS. Continental successfully completed a reorganization and emerged from bankruptcy in April 1993. As a result of its successful reorganization Continental is one of the lowest operating cost airlines in the United States. Continental has also begun a new, low fare service called CalLite focused primarily in the Eastern part of the United States. Although Continental's emergence from bankruptcy is a good sign no prediction can yet be made about Continental's long-term prospects. While Continental was in bankruptcy the Company negotiated amended leases for all of the aircraft owned by the Company and operated by Continental (including the seven 737-200 aircraft in which the Company owns a one-third interest). Pursuant to the agreements reached, Continental assumed all of the leases to which the Company is a party.

  America West continues to operate under the protection of the bankruptcy laws of the United States. However, America West has reported four successive quarters of both operating and net profits. On February 24, 1994 the America West Board of Directors announced that it had selected Am West Partners, L.P. as the lead investor in the company's bankruptcy reorganization. The Am West Partners bid would provide America West with $100 million of new long-term unsecured debt and $120 million of new equity in exchange for a minority ownership interest in a reorganized America West. Certain creditors of America West have announced that they may submit a competing plan of reorganization. America West leases one 737-300 aircraft from the Company, which lease has been assumed by America West in its bankruptcy proceeding.

  Following the cessation of operations by Pan Am on December 4, 1991, two 747-100 aircraft were returned to the Company in early 1992. At the time of return both aircraft were in a passenger configuration, although each had been previously modified, at the US Government's expense, to be convertible into cargo configuration in case of a national emergency.

  In February 1992 the Company committed to have the two ex-Pan Am 747s converted to full freighter status by The Boeing Company ("Boeing"). The Company also entered into an agreement with Boeing for the marketing of the aircraft. Conversion of both aircraft is now complete.

  Used aircraft values continued to decrease during 1993. As a result the Company -- which wrote-down the value of the two 747-100s at the end of 1991 and 1992 by approximately $5.8 million and $9.9 million, respectively -- took a further write-down of those aircraft at the end of 1993 of approximately $17 million. While the necessity for write-down is disappointing and the marketing period for the 747 freighters is likely to be lengthy (because of current lack of demand and competing aircraft on the market), the Company believes that, absent conversion to freighter, the 747s could not have been sold in passenger configuration and would have had to be scrapped.

  When the lease for the 737-300 aircraft was assumed by America West the Company deferred six months of rentals which are now being repaid with interest, over the remaining term of the lease. The monthly rental rate was also reduced although the agreement with America West calls for three reset dates -- one each in 1994, 1996 and 1998 -- when the rent can be increased if market rates are higher than the rent then being paid. The Company expects the 1994 reset to yield an increase in monthly rent but no assurance can be given that such an increase will occur.

  When Continental assumed the leases covering the seven older 737-200 aircraft (in which the Company has a one-third interest) the lease terms were extended to 1996 (from 1992 and 1993) and the rent was significantly reduced. In 1992 three months of rent payments were deferred on these 737-200 aircraft to be repaid over the remaining lease terms. The aircraft owners also agreed to loan to Continental certain amounts, not to exceed $845,000 per aircraft (one third of which is the responsibility of the Company), to fund certain aircraft modifications which will be repaid by Continental generally over the remaining lease term. When Continental assumed the leases of the 737-300 and the MD-80 leased to it, the Company agreed to a rent moratorium for those aircraft of approximately $2.3 million which is now substantially repaid. The Company has also agreed to fund various aircraft modifications totalling approximately $844,000 for both aircraft, which would be repaid over a 48 month period starting after the modifications are completed.

  Because of the large number of aircraft leased to USAir, the Company has previously expressed concern regarding USAir's recent losses and weakening financial condition. A continuing deterioration of USAir's financial condition could have a material adverse impact on the Company, particularly because ten of the aircraft leased to USAir are currently grounded by USAir (although all rent payments are current). The USAir leases provide significant cash flow to the Company. During 1992 and early 1993 USAir reached agreement with its employees (both union and non-union) for wage and work rules concessions designed to help lower USAir's operating costs. In the latter part of 1993 some of the wage concessions "snapped back" to prereduction levels. In early 1993 USAir received an equity infusion of approximately $400 million from British Airways. USAir also entered into certain service coordination agreements with British Airways that are designed to improve USAir's traffic. At the time of its initial investment British Airways stated its intention to invest up to an additional $450 million in USAir if US Government approvals were obtained. In March 1994 British Airways reported that it will delay further investments in USAir pending USAir's ability to cut costs and improve its financial performance. Although USAir continued to record losses for 1993 those losses, on a comparative basis, were substantially less than 1992. However USAir has announced that it expects a larger pretax loss for 1994 than it reported in 1993. USAir is under pressure in some of its markets from certain other lower cost competitors and in late 1993 announced that it would take steps in various, under-500-mile markets, to improve its operating costs to compete more effectively. An important component of USAir's long-term viability will be negotiation with employees for further wage and work rule concessions that will allow USAir to remain competitive with other airlines some of which have lower operating costs than USAir. The ten BAe 146-200 aircraft leased to USAir by the Company remain out of service. USAir is attempting to sell or sublease these aircraft worldwide. The information relating to USAir and reported herein by the Company was obtained primarily from published media reports. The Company refers readers to public information regarding USAir for further details relating to USAir's financial condition.

  The ultimate impact of (i) the sale of the two 747-100 freighters, (ii) the bankruptcy of America West, (iii) Continental's long-term prospects following reorganization and (iv) the effect of USAir's deteriorating financial condition on the Company is unknown. It is possible that the 747-100 freighter aircraft will be sold without further losses and that all of the current aircraft leases will remain with the existing carriers. On the other hand, further economic deterioration of the Company's lessees could result in the return of some or all of the aircraft to the Company or the negotiation of lease terms less favorable to the Company. In particular if USAir's financial condition should deteriorate to a point where it sought protection from its creditors it is almost certain USAir would reject the leases for the ten BAe 146 aircraft it leases from the Company. If the aircraft were returned, the Company would be required to find purchasers or new lessees for the aircraft. To the extent that sales prices were less than the Company's carrying value or less favorable lease rates were obtained, the Company would be negatively affected. To the extent the value of a particular aircraft was less than the outstanding debt on that aircraft, the aircraft could be returned to the lender and the Company's equity in such aircraft written off. In some cases aircraft debt is recourse to the Company in which case the Company could be liable to the lender for any deficiency between the value of the aircraft and the outstanding debt .

  Management believes that the current aggregate underlying asset values as indicated by current published values of the Company's aircraft are at least equal to the carrying value. However, if permitted the Company believes USAir would seek to reject all of its leases for BAe 146 aircraft (currently 18 in number) including the ten owned by the Company. If this were to happen the sudden large number of such aircraft on the market would likely reduce the market value of the Company's ten BAe 146s below the Company's carrying value.

PS TRADING - FUEL SALES AND DISTRIBUTION

  PS Trading, Inc. (PST), which is wholly-owned by the Company, is headquartered in Dallas and also has sales staff in California and Arizona. PST contributed $106.9 million to the Company's 1993 consolidated operating revenues or approximately 68% of total revenues from continuing operations.

  PST's operations are divided into three divisions: aviation fuel sales, wholesale marketing and facility services. Each of these divisions is integral to the Company's core business - marketing and distribution of refined petroleum products.

  A renewed commitment to the core business began in January 1991 as PST's management focused its efforts on developing a professional field sales team to assist PST with expansion of its wholesale marketing division. Efforts to continue expanding this business are expected to continue during 1994. PST's wholesale division is located in Sacramento, California and is responsible for developing sales of unbranded gasoline, diesel and aviation fuels in the western United States. PST's wholesale division is targeting retailers along with certain institutional and commercial users such as police departments and ground transportation companies. PST's marketing strategy has proven to be successful thus far and the wholesale division is currently PST's fastest growing segment with sales increasing in 1993 approximately 35% over 1992.

  Unbranded motor fuel sales are currently highly competitive. As PST's customer base develops, higher volumes are expected to result in lower fuel costs from suppliers thus enhancing PST's competitiveness in wholesale markets. The majority of PST's petroleum products are currently being purchased from the major oil companies. PST has been gradually reducing purchases from the smaller independent refiners who have been hurt by the imposition of strict new environmental laws.

  PST's traditional base business has been aviation fuel sales. PST has diversified its customer base in this area to become less dependent on sales to the scheduled airline industry. PST's aviation division which is located in Dallas, Texas is responsible for developing sales to domestic and international airlines, cargo carriers, commuter airlines and government agencies throughout the United States. In addition, this group is responsible for developing and providing support for the aviation charter market including sales to in-house flight departments of several large corporations.

  PST owns or leases limited fuel storage facilities or pipelines in several locations including San Francisco, Oakland and Los Angeles. During 1993 the quantities of third-party owned fuel flowing through PST's storage and pipeline facilities increased slightly. During 1994 PST plans on leasing a fuel storage terminal at Portland, Oregon and is attempting to sublease an under-utilized storage facility it owns located on the Oakland International Airport.

  ECONOMIC AND COMPETITIVE FACTORS AFFECTING PST. Virtually every refiner and reseller of refined petroleum products who sell in PST's market areas (including other large distributors and major oil companies) is a competitor or potential competitor of PST for the sale of its products. Many of these companies have greater financial resources and broader marketing capabilities than PST. In some instances competitors, especially refiners, may have lower costs for the refined petroleum products they sell and may thus be in a favorable position to offer product prices to PST's customers lower than those PST can offer.

  EMPLOYEES. PST had 24 employees at December 31, 1993, none of whom are covered by union contracts.


STATEX - OIL AND GAS PRODUCTION AND DEVELOPMENT

  The Company's oil and gas operations are conducted by Dallas-based Statex Petroleum, Inc. (Statex), which is 80% owned by the Company and 20% owned by the two managers of Statex. Statex's primary business activity is the application of secondary recovery processes (primarily water injection and, to a more limited extent, use of higher yielding polymer injection) to enhance production from older oil producing properties which have been depleted of their natural reservoirs. Typically this involves injecting water at key locations to repressure the reservoir and moving the crude oil to producing wells. Statex also augments the water injection with polymers to increase the recovery efficiencies. Statex concentrates its efforts in areas and reservoirs which have a proven history of economically attractive secondary recovery operations. Currently, the main focus is in North Texas.

  During 1993 Statex continued to expand its largest project, increasing recovery efficiency by converting two older producing wells to injection wells, as well as maintaining the injection of polymers. It also continued to increase water injection volumes into a property purchased in 1991. In anticipation of the abandonment of another project, Statex recorded a $1.8 million write-off in 1993 when the project failed to respond to water injection. At the end of 1993 gross production from all of Statex's enhanced production fields remained at 1,500 barrels of oil per day which is approximately the same as production levels at the end of 1992. During 1994 Statex will seek to further increase the recovery efficiencies in its existing projects.

     A total of 8 producing wells were drilled in 1993. In addition, several older producing wells were converted to water injection to increase the secondary recovery efficiency. Polymers continue to be injected for the same purpose.

     The following table sets forth, by states, well ownership and producing acreage as of December 31, 1993:

                   Gross Wells          Net Wells          Producing Acres
                   -------------------------------------------------------
                   Oil      Gas        Oil    Gas         Gross       Net
                   ----     ---        ---   -----        -----      -----
Alabama             2         0        1.00      0         320.0     160.0
Louisiana           0         2           0   0.04          22.5       2.9
New Mexico          1         0        0.07      0         120.0       8.2
North Dakota        1         0        1.00      0         304.1     304.1
Oklahoma            3        14        0.09   6.16       6,566.0   1,878.5
Texas              87         4       76.55   1.60       8,934.9   6,594.1
                  --------------------------------------------------------
    TOTAL          94        20       78.71   7.80      16,267.5   8,947.8

     The following table sets forth, by states, undeveloped acreage ownership as of December 31, 1993:

                                                       Acres
                                           --------------------------------
                                               Gross             Net
                                           ------------     ---------------
Oklahoma                                          26                  26
Texas                                          5,851               1,661
                                           ------------     ---------------
        TOTAL                                  5,877               1,687

     For further information with respect to the oil and gas properties see Page 12 of the Company's 1993 Annual Report to Stockholders.

     The following tables set forth information related to oil and gas production and wells drilled for the years ended December 31, 1993 and December 31, 1992:

                                              1993      1992
                                          --------------------
          Average Sales Price:
            Oil (Per BBL)                    $17.64    $20.03
            Gas (Per MCF)                      2.02      1.68
          Average Production Cost
            per Equivalent BBL               $ 9.93    $10.72


1993                         Gross Producing and                         Net Producing and
                            Dry Wells Drilled/(1)/                     Dry Wells Drilled/(2)/
                         --------------------------------------------------------------------------------------
                            Total  Producing  Dry                      Total   Producing   Dry
                         -------- ---------- -------------------------------- ----------- ---------------------
Exploratory Wells            0         0      0                         0         0         0
Development Wells            8         8      0                        7.1       7.1        0

1992                         Gross Producing and                         Net Producing and
                            Dry Wells Drilled/(1)/                     Dry Wells Drilled/(2)/
                         --------------------------------------------------------------------------------------
                           Total  Producing  Dry                        Total   Producing  Dry
                         ------- ---------- ---------------------------------- ---------- ---------------------
Exploratory Wells            0         0      0                         0         0         0
Development Wells/(3)/       6         6      0                         6         6         0

(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number in which a working interest is owned.
(2) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
(3) Does not include 3 gross (3 net) non-producing injection wells drilled in 1992.

     As of December 31, 1993 Statex was not participating in the drilling and/or completion of any wells. As of December 31, 1992 Statex was participating in the drilling and/or completion of 3 gross wells (2 net wells).

     Statex's operations are subject to all risks inherent in the exploration for and production of oil and gas, including blowouts, cratering and fires, which could result in damage to or destruction of oil and gas wells or formations, producing facilities or property, or could result in personal injury or loss of life. Such an event could result in substantial cost to Statex and could have a material adverse effect upon its financial condition if Statex is not fully insured against such risk. Statex carries substantial insurance coverage but may not be fully insured against such risks.

     REGULATION. Statex's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations.
In particular, oil and gas production operations and returns are affected by tax and other laws relating to the petroleum industry, changes in such laws and constantly changing administrative regulations. In addition, oil and gas operations are subject to interruption or termination by governmental authorities for ecological and other considerations.

     Additionally, in most, if not all, areas where Statex conducts activities, there are statutory provisions regulating the production of oil and gas. These provisions allow administrative agencies to promulgate rules in connection with the operation and production of both oil and gas wells, including the method of developing new fields, spacing of wells and the maximum daily production allowable for both oil and gas wells.

     ECONOMIC AND COMPETITIVE FACTORS AFFECTING STATEX. Statex is engaged primarily in the production and sale of crude oil and natural gas directly from the well to remarketers. Statex has literally hundreds of competitors most of which are larger and have greater resources than Statex. Oil and natural gas are fungible commodities and as such the prices Statex receives for its products are directly related to the open market price for such products at the time of sale. These prices generally fluctuate and are for the most part controlled by the laws of supply and demand. The price for oil is particularly driven by worldwide production and demand. Statex has virtually no control over the establishment of prices for its products.

     To the extent there should be an oversupply of product and resulting lower prices Statex's revenues would be negatively impacted.

     EMPLOYEES. Statex had 9 employees as of December 31, 1993. None of the employees are covered by union contracts.


RECONTEK - METALLIC WASTE RECYCLING

     Recontek, Inc. (Recontek) is involved in the recycling of metal-laden hazardous and non-hazardous wastes from the electronics, aerospace and metal-finishing industries. Recontek's recycling facility, located in Newman, Illinois, received a consolidated permit to operate from the Illinois Environmental Protection Agency (the "IEPA") and the United States Environmental Protection Agency (the "EPA") in 1989 and subsequently opened the facility in November 1990.

     The plant accepts certain types of waste sludges and solutions, from which are extracted metals, metal compounds, non-metallic products and distilled water, using a hydrometallurgical process. The extracted products are then sold to industry for commercial use and the distilled water is re-used in a closed-loop system within the plant.

     Since generators of hazardous waste are faced with potential future liability for cleanup if they dispose of (e.g. landfilling, deep well injection, etc.), rather than recycle their wastes, Recontek's recycling concept is believed by Recontek to be an important benefit. However, to date Recontek's process has not been economically successful, in part due to the limited types and volume of waste that Recontek has been able to recycle and the higher operating costs associated with Recontek's recycling process. It is still to be determined whether waste generators will pay the fees required by Recontek's higher cost process in order to minimize potential future liability. The difference between Recontek's recycling fees and the cost of hazardous waste disposal has recently been exacerbated due to (i) substantial unused landfill and incinerator capacity, (ii) efforts by waste generators to minimize the amount of waste created and (iii) recession induced reductions in plant utilization, and thus lower waste output, by some waste generators.

     Refer to Note 4 of the Notes to the Consolidated Financial Statements in the Company's 1993 Annual Report to Stockholders for a discussion of a $56.4 million write-down of the assets relating to Recontek made in 1992.

     During 1993 Recontek operated on a limited basis two process lines, one for copper hydroxide/copper sulfate wastes and the second for zinc oxide wastes.
The zinc line began operating for the first time in August 1993, following 18 months of development and pilot studies. The development related to the zinc oxide processing initially focused on extracting nearly pure zinc from zinc electrolyte through the process of electrowinning in a cell house. It was determined that this step could not be successfully and safely implemented in the time frame desired and also would require substantial capital expenditures to produce the quality of zinc metal desired. Therefore the zinc process line is producing a zinc sulfide that, while commercially saleable, does not produce the same revenues as pure zinc metal. The copper hydroxide/copper sulfate line was successfully restarted in 1993 by utilizing processing techniques verified during the zinc line development and pilot studies. While recycling copper wastes has proven chemically feasible, revenues from recycling have suffered because of the low volumes recycled.

     Plans for 1994 include the start-up of process lines for cupric chloride waste and zinc chloride waste. The chemistry and mechanical processes associated with these lines have been tested, however, there is no assurance that they can be commercially successful.

     Economic success at the Newman plant will require continued copper processing and the operation of the yet-to-be-determined process line(s) which may target waste streams heretofore not accepted at the facility. The continuation of the zinc oxide line will depend, in large part, on the results of the current processing of 750 tons of waste from a Kentucky cleanup site. This decision will also take into account the amount of similar waste available in the Midwest, the per ton recycling fee that can be commanded, and the quality and marketability of the products produced by this process.

     Based on the limited progress to date, there can be no assurance that Recontek will be able to develop a commercially feasible business either by itself or in conjunction with third parties. As required by the Company's Bank Credit Agreement, Recontek continues to operate at a level which will not result in total pretax losses and capital expenditures exceeding $300,000 per month. Absent additional capital expenditures, the Newman facility cannot process sufficient volumes of waste to produce revenues equaling or exceeding expenses and there can be no assurance that additional capital expenditures will result in the ability to process such volumes.

     While Recontek attempts to attract enough business to justify modifications to reach "breakeven" at the Newman facility, real future economic success for Recontek will depend upon sufficiently developing the recycling process to the point where the construction of additional facilities is justified. Currently, Recontek holds permits to build plants in Arizona and Indiana. Siting agreements have also been reached with communities in Wisconsin and Washington and permits to operate are being pursued in these two states as well. Recontek has not developed plans to build and operate these other facilities and there can be no assurance that it will do so.

     If progress at the Newman facility does not continue and/or little or no interest is being shown by third parties as to investing in or purchasing Recontek, the Company may close the plant. In that event, the remaining assets of Recontek would be written-off and provision would be made for "closure" as required by Recontek's Part B permit. The total expense related to the Newman plant closure is not expected to exceed $2.5 million. The Newman plant was partially financed by the sale of $15 million of Resource Recovery Bonds. The Company has provided cash collateral of $15 million to guarantee payment of these bonds. If the Newman plant is closed the bonds will accelerate and the $15 million will be utilized to make the required repayment.

     Recontek's business is principally driven by two significant federal environmental statutes, the Resource Conservation and Recovery Act ("RCRA"), which establishes a system for controlling hazardous waste from "cradle to grave" and sets stringent licensing and operating standards for both generators and treatment, storage and disposal firms, and the Comprehensive Environmental Resources, Compensation and Liability Act of 1980 ("CERCLA"), which addresses the cleanup of hazardous waste sites and establishes financial liability for these sites. The liquid and solid metallic wastes targeted for recycling by Recontek are classified as "hazardous" by the EPA and analogous state agencies. Recontek believes that the regulatory requirements of RCRA and comparable state laws have caused the total cost of other methods of handling metallic hazardous waste to increase to a point where it could be attractive to use a recycling process. By recycling waste rather than disposing of it, a generator of waste would minimize its potential liability for environmental contamination created by the other methods for disposing of hazardous waste.

     REGULATION. RCRA's regulatory system is designed to prevent future waste problems and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that any party that generates, transports, treats, stores or disposes of hazardous waste comply with strict standards set by governmental agencies. Companies engaged in a bona fide recycling business are exempt from certain of RCRA's requirements with respect to their recycling operations, though they still are subject to RCRA with respect to the storage of hazardous waste that occurs prior to recycling. Owners and operators of treatment, storage or disposal facilities (including Recontek since its stores waste prior to processing) are required to obtain "Part B" permits from the EPA and appropriate state agencies. Obtaining such permits is a very lengthy process. The "Part B" permitting process is designed to require a facility to demonstrate its ability safely to handle, dispose of or store hazardous wastes.

     The EPA may delegate jurisdiction to enforce RCRA to appropriate state agencies. With respect to the Newman facility, for example, the IEPA has been given the authority to enforce, and grant permits pursuant to RCRA. The Newman facility operates under a "Part B" permit issued by the IEPA under delegated authority from the EPA. This permit allows the storage of hazardous waste in the recycling process.

     The Newman permit expires in 1999 and provides for a "demonstration period" that was originally scheduled to expire in November 1991 but has been extended. Recontek must demonstrate to the IEPA that it produces products with economic value and that it is otherwise meeting the regulatory requirements (which include showing that its processes are not unduly hazardous) to be considered a bona fide recycler in Illinois. Failure to demonstrate these things satisfactorily may lead to (i) revocation of Recontek's "Part B" permit, which would result in the cessation of Recontek's operations at Newman, or (ii) modification of the permit in ways that would increase the IEPA's regulatory authority over the processing activities of the Newman facility, which could have a material adverse effect on Recontek's business. In conjunction with its efforts to demonstrate that it is a bona fide recycler, Recontek has submitted annual recycling reports to the IEPA for 1991, 1992 and 1993 which detail Recontek's recycling activities. Although Recontek believes it is a bona fide recycler, to date the IEPA has issued no determination that Recontek has successfully demonstrated that it is a bona fide recycler and Recontek has no assurance it will do so. If Recontek encounters additional significant unanticipated operating difficulties or statutory compliance problems with respect to its Newman facility, such experience could have an adverse impact on Recontek's ability to obtain regulatory approvals in the other states in which it may seek to construct a recycling facility.

     In March 1991 Recontek received a pre-enforcement notice from the IEPA alleging various violations of the IEPA regulations. In December 1991 Recontek notified the IEPA that it had stored amounts of hazardous waste in excess of permitted volumes. At that time the IEPA also informed Recontek that the IEPA was reviewing whether certain uses by purchasers of sodium chloride produced by
Recontek were permitted under applicable regulations.   By letter dated January
21, 1992 the Illinois Attorney General ("IAG") informed Recontek of its intent to pursue these and other matters in a formal enforcement action. By letter dated March 6, 1992 the IAG informed Recontek of its determination that certain "product" had been stored in unauthorized locations and its intent to pursue that and related matters in an enforcement action. In early 1994 Recontek and the IAG reached a tentative settlement of all outstanding regulatory violations alleged by the IAG and the IEPA to have been committed by Recontek. The settlement provides that the parties will enter into a consent decree in which Recontek admits no wrongdoing but (i) will pay a total civil penalty of $99,000 to the IEPA and (ii) agrees to abide by the IEPA's regulations in the future.
The final documentation is currently being reviewed by the IAG and the IEPA. Recontek expects the consent decree to be finalized and filed with the appropriate court in the near future.

     Recontek's Newman facility must also comply with air quality standards. The "Part B" permit for the Newman facility requires Recontek to demonstrate, to the extent it expands operations, that any increased production will not cause the facility to exceed air quality emission levels specified on its air quality emissions permit. Recontek currently believes that it will be able to comply with such standards, but there can be no assurance to that effect.

     In the future, Recontek may be required to obtain additional permits or approvals or undertake other measures to retain existing permits and approvals at any or all of its then existing facilities if new environmental legislation or regulations are enacted or existing environmental laws or regulations are amended, interpreted or enforced differently. Although Recontek cannot predict the extent to which any legislation or regulation that may be enacted or interpreted or enforced differently in the future may affect its operations, it is possible that changes in the current environmental laws or regulations, or change in the current interpretation or enforcement thereof, could have a material adverse effect on Recontek's operations.

     If hazardous substances are handled or stored improperly, community members, employees and others could be exposed to potentially serious harm. The permit under which the Newman facility processes hazardous wastes contains certain conditions and restrictions designed to prevent the release of hazardous substances and to ensure such substances are safely handled. Failure by Recontek to comply with such conditions and restrictions and other regulatory requirements could result in the revocation of the permit, cessation of operations, payment of substantial fines and/or liabilities to third parties. Although only licensed hazardous waste transporters are utilized to transport waste from generator sites to Recontek's plant to the extent that such transporters were contracted for by Recontek any liability of such hazardous waste transporters for a release of waste might also be deemed a liability of Recontek.

     To the extent any hazardous waste received by Recontek was not fully recycled and any residual hazardous waste remained, Recontek would be required to dispose of such waste. In such event any future environmental liability that attached to such waste could be deemed to be a liability of Recontek.

     COMPETITION. Recontek has defined its market niche as the recycling of inorganic metallic hazardous waste solutions and sludges. Within this market, Recontek is aware of limited competition in its targeted geographical areas, although Recontek does compete with entities that treat and dispose of, or partially recycle, metallic hazardous waste. If another party was able to recycle hazardous waste without storing such waste within the meaning of the appropriate regulations, it might be able to engage in business without obtaining a "Part B" permit and might thus become a significant competitor, since it would not need to comply with the lengthy and costly regulatory requirements of the "Part B" permitting process. Recontek does not believe, however, that it is possible at this time to commence the type of recycling operations conducted by Recontek without storage and therefore without obtaining such a "Part B" permit. Recontek believes there will continue to be significant competition in the future, and other entities in both the public and private sectors are engaged in research related to hazardous waste processing and handling.

     There are, however, certain factors which hinder entry into Recontek's business. In order to operate, a company must first find a site which meets stringent EPA requirements and obtain approval from the community in which it wishes to locate. Such approval is difficult to obtain and involves a lengthy process of community education, lobbying and public hearings to overcome the prevailing concerns and attitudes that people have regarding hazardous waste. Before construction can commence, a site must be obtained and a permit must be issued by the EPA and/or appropriate state agencies.

     There can be no assurance that the technology currently used and under development by Recontek will be more effective or economical than other technologies currently being developed by other entities. There also can be no assurance that larger firms with significantly greater financial resources, as well as larger research staffs and facilities, will not develop competitive processes and enter Recontek's existing and potential markets. In addition, there can be no assurance that potential customers of Recontek will not develop or acquire their own internal hazardous waste recycling processes.

     Recontek competes directly with landfill operators who dispose of, rather than recycle, hazardous waste. If the disparity between costs to waste generators for disposal of waste in landfills versus the costs for recycling charged by Recontek are great enough, the use of landfill disposal versus recycling becomes more attractive to waste generators. Failure to be able to compete effectively on costs may cause waste generators to elect use of landfills rather than recycling, which has the potential to have a material adverse effect on Recontek.

     Recontek intends to rely on confidentiality agreements and the common law protection of trade secrecy to attempt to prevent disclosure by employees and former employees of non-public information concerning its proprietary processes. Recontek has no patents and has not filed any applications for patents with respect to its proprietary processes. Competitors desiring to engage in the same business may independently develop similar technology or otherwise obtain access to Recontek's trade secrets or other information about Recontek's processes.

     EMPLOYEES. As of December 31, 1993 Recontek had 47 employees, none of whom are covered by union contracts.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     For financial information about business segments, see Pages 6 through 16 of the Company's 1993 Annual Report to Stockholders, which information is incorporated herein by reference.



                              ITEM 2.  PROPERTIES
                 EXECUTIVE OFFICES AND OTHER GROUND FACILITIES


     The Company's executive offices and principal administrative offices are located at 4370 La Jolla Village Drive, Suite 1050, San Diego, California 92122. The Company leases its executive offices consisting of approximately 6,950 square feet for a period ending in 1998 with two five year options. Annual average base rent for the Company's executive offices is approximately $195,000.

     Recontek owns 13 acres in Newman, Illinois upon which is located a hazardous waste recycling facility of approximately 66,000 square feet. The Newman site and attendant improvements are subject to a mortgage securing the repayment of approximately $15 million in resource recovery revenue bonds due in 2009 issued by the City of Newman, Illinois. Closure of the recycling facility (see "Recontek - Metallic Waste Recycling") would result in prepayment of the bonds, which are backed by a letter of credit which would then be called. The Company has guaranteed the letter of credit and would be required to reimburse the issuing bank for the amount paid out under the letter of credit.

     PST owns a building located at 17742 Preston Road, Dallas, Texas 75252. PST occupies approximately 8,000 square feet for use as its administrative offices.

     Statex leases approximately 5,000 square feet for executive offices at 1801 Royal Lane, Suite 110, Dallas, Texas 75229 at an approximate annual rental of $34,000. For information regarding Statex oil and gas properties see "Business
- - Oil and Gas Production."

     The Company believes that its present properties are adequate for its business in light of its current operations.


                            (continued on next page)

FLIGHT EQUIPMENT

     The aircraft owned by the Company as of March 30, 1994 are listed in the following table.


   Type of Aircraft                                 Number Owned
   ----------------                                 ------------

   McDonnell Douglas MD-80                              7  (a)
   British Aerospace BAe146-200                        10  (b)
   Boeing 747-100                                       2  (c)
   Boeing 737-200                                       7  (d)
   Boeing 737-300                                       2  (e)

   Notes:


 (a) Six MD-80s are leased to USAir for terms expiring from 1998 to 2004. One is leased to Continental for a term expiring at the end of 2007.

 (b)    These aircraft are all leased to USAir for terms expiring in 2000.

 (c)    These aircraft are held for sale.  They were formerly leased to Pan Am.

 (d) The Company owns a one-third interest in each of these aircraft. United States Airlease and Airlease, Ltd. each also own a one-third interest. All seven aircraft are leased to Continental for terms expiring in 1996.

 (e) One aircraft is leased to Continental for a term expiring at the end of 2007. One aircraft is leased to America West for a term expiring in 2006.



                           ITEM 3.  LEGAL PROCEEDINGS


     For a discussion of the Company's involvement as a creditor in certain bankruptcy proceedings see "Business - Aircraft Leasing." For a discussion of certain regulatory enforcement matters relating to Recontek see "Business - Metallic Waste Recycling - Regulation."

     In 1992 three related lawsuits were filed against the Company, its directors and officers by stockholders in the United States District Court for the Southern District of California and a fourth lawsuit was filed in the United States District Court for the Central District of Illinois (the Illinois Case). All of the Southern District of California cases were consolidated into a single case (the California Case). Both the California Case and the Illinois Case were purported class actions alleging that the defendants made materially false and misleading statements in public statements in filings with the Securities and Exchange Commission and other reports, or omitted in such materials information necessary to make them not misleading, and that the defendants are therefore liable to the plaintiff class for declines in the price of the Company's common stock during a defined class period.

     In the fall of 1992 the Company obtained dismissals of both the California Case and Illinois Case. In each instance, however, the court granted the plaintiffs leave to file an amended petition. In December 1992 the California Case and the Illinois Case were consolidated in the Southern District of Illinois (the Consolidated Case). In July 1993 the plaintiffs filed an amended complaint in the Consolidated Case. In September 1993 the defendants filed a motion to dismiss the consolidated complaint. This motion was denied in February 1994. The defendants filed an answer to the complaint and discovery in the case is now proceeding.

     The damages sought by the plaintiffs are for an unspecified amount. The Company believes the claims made in the Consolidated Case, are without merit. The Company expects to defend vigorously against all such claims and to obtain a favorable judgment. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability that might result has been made in the Company's Consolidated Financial Statements. If it is finally determined that the Company has liability in the Consolidated Case, the Company believes such liability will not have a material adverse effect on the Company's financial condition.



                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS


     None.



                            (continued on next page)

              ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY


     The following table sets forth the names, ages and certain additional information concerning the executive officers of the Company.

                             Age on
                            March 5,   Positions with the Company
       Name                   1994     and Principal Occupation
- --------------------        --------   --------------------------

Lawrence A. Guske               49     Vice President - Finance and
                                       Chief Financial Officer of the
                                       Company (since 1987).
                                       Previously Vice President and
                                       Controller of the Company
                                       (1978-1987).

Johanna Hinds                   45     Vice President and Controller of
                                       the Company (since 1988).

Dennis C. O'Dell                50     Vice President, General Counsel
                                       and Secretary of the Company
                                       (since 1988).

Charles E. Rickershauser, Jr.   65     Chairman of the Board (since
                                       1991) and Director (since 1984).
                                       Previously a partner in the law
                                       firm of Fried, Frank, Harris, Shriver
                                       and Jacobsen (1986-1990);
                                       Chairman of the Board & CEO
                                       of the Pacific Stock Exchange
                                       (1979-1986).

George M. Shortley              53     President and Chief Executive Officer
                                       (since 1989) and a Director of the
                                       Company (since 1988).  Previously
                                       Executive Vice President of the Company
                                       (1985-1989).  Previously Chief Financial
                                       Officer of the Company (1979-1987) and
                                       Senior Vice President - Finance (1980-
                                       1985).



          There are no family relationships between any of the Company's executive officers. Each of the Company's executive officers are elected annually and serve at the pleasure of the Board of Directors.


                                    PART II
              ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The following table sets forth for the periods indicated the high and low sales prices of the Company's Common Stock as reported by The Wall Street Journal for the New York Stock Exchange - Composite
            --- ---- ------ -------
Transactions.


           Period                   High     Low
           ------                   ----     ---

           1993:
               First Quarter....   16        9
               Second Quarter...   12 1/2    9 7/8
               Third Quarter....   12 5/8   10 1/4
               Fourth Quarter...   15 1/2   10 1/8

           1992:
               First Quarter....   35 1/4   23 3/4
               Second Quarter...   25 1/4   12 3/4
               Third Quarter....   18 1/2   13 3/4
               Fourth Quarter...   15 3/4    8

    During the first quarter of 1992 the Company paid a cash dividend of $.15 per share outstanding. As a result of an accord reached with the Company's bank lenders the Company is currently prohibited from paying dividends. There can be no assurance that the Company will pay a dividend at any time in the future. As of March 11, 1994, there were 6,065,969 shares of the Company's common stock outstanding and the approximate number of holders of record was 1,774.



                        ITEM 6.  SELECTED FINANCIAL DATA


    The information called for by Item 6 is incorporated by reference from Page 1 of the Company's 1993 Annual Report to Stockholders.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


    The information called for by Item 7 is incorporated by reference from Pages 6 through 19 of the Company's 1993 Annual Report to Stockholders.


                         ITEM 8.  FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


    The information called for by Item 8 is incorporated by reference from Pages 20 through 39 of the Company's 1993 Annual Report to Stockholders.



                     ITEM 9.  CHANGES IN AND DISAGREEMENTS
                       WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


    Not applicable.



                                    PART III


    The information called for by Part III, Items 10 through 13, is incorporated by reference from the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or prior to April 15, 1994. Certain information concerning the Executive Officers of the Company is included in Part I, supra. See "Additional Item. Executive Officers of the Company."

                                    PART IV


               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K


(a) Financial Statements and Exhibits

    1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules, Page F-1.
    2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules, Page F-1.
    3.    Exhibits:  See Index to Exhibits following Page F-6.

(b) Reports on Form 8-K

     Current Report on Form 8-K dated (earliest event reported) November 9, 1993 reporting under Item 5 an agreement in principle to sell the Company's travel management business operated by its subsidiary, USTravel Systems Inc.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


     DATED:  March 30, 1994.

                           PS GROUP, INC.
                           (Registrant)


                           By:   /s/  Lawrence A. Guske
                                ---------------------------------------------
                                  LAWRENCE A. GUSKE
                                  Vice President - Finance
                                  and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes George M. Shortley, Lawrence A. Guske and Dennis
C. O'Dell, and each of them, as attorneys-in-fact, on his or her behalf, individually and in each capacity stated below, to sign and file any amendment to this Form 10-K Annual Report.

     SIGNATURE                          TITLE                    DATE
     ---------                          -----                    ----

/s/  C. E. Rickershauser, Jr.    Chairman of the Board     March  30 , 1994
- -----------------------------                                    ----
(C. E. Rickershauser, Jr.)


/s/  George M. Shortley          President, Chief           March  30 , 1994
- -----------------------                                           ----
(George M. Shortley)             Executive Officer
                                 Director


/s/  Lawrence A. Guske           Vice President -            March  30 , 1994
- ----------------------           Finance and Chief                 ----
(Lawrence A. Guske)              Financial Officer
                                 (principal financial
                                 officer)


/s/  Johanna Hinds               Vice President and          March  30 , 1994
- ------------------               Controller (principal             ----
(Johanna Hinds)                  accounting officer)




- ----------------------           Director                    March     , 1994
(Howard P. Allen)


/s/  Robert M. Fomon             Director                    March  30 , 1994
- --------------------                                               ----
(Robert M. Fomon)


/s/  J. P. Guerin                Director                    March  30 , 1994
- -----------------                                                  ----
(J. P. Guerin)


/s/  Donald W. Killian, Jr.      Director                     March  30 , 1994
- ---------------------------                                         ----
(Donald W. Killian, Jr.)


/s/  Gordon C. Luce              Director                     March  30 , 1994
- -------------------                                                 ----
(Gordon C. Luce)

                                 PS GROUP, INC.
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                  [ITEM 14(A)]

                                                          Page Reference
                                                   ----------------------------
                                                                     Annual
                                                                   Report to
                                                     Form 10-K     Stockholders
                                                   ------------   --------------
Report of Ernst & Young, independent auditors                           39
Consolidated statements of financial position at
 December 31, 1993 and 1992                                             20
Consolidated statements of operations for each of
 the three years in the period ended
 December 31, 1993                                                      21
Consolidated statements of cash flows for each of
 the three years in the period ended
 December 31, 1993                                                      22
Consolidated statements of stockholders' equity for
 each of the three years in the period ended
 December 31, 1993                                                      23
Notes to consolidated financial statements                              24

Supplementary information:
 Quarterly financial information (unaudited)                            34
 Oil and gas operations (unaudited)                                     35

Consent of Ernst & Young, independent auditors           F-2

Schedules for each of the three years in the
 period ended December 31, 1993:
  Schedule II - Amounts receivable from
   related parties and employees                         F-3
  Schedule V  - Consolidated property and
   equipment                                             F-4
  Schedule VI - Consolidated accumulated
   depreciation of property and equipment                F-5
  Schedule X - Supplementary statement of
   operations information                                F-6

  All other schedules and any pro-forma financial statements are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

  The consolidated statements of financial position of PS Group, Inc. at December 31, 1993 and 1992 and the related statements of operations, cash flows and stockholders' equity and the report of Ernst & Young, independent auditors, are set forth on the pages indicated above in the Annual Report to Stockholders of PS Group, Inc. for the year ended December 31, 1993 and are incorporated herein by reference.

                 CONSENT OF ERNST & YOUNG, INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report on Form 10-K of PS Group, Inc. of our report dated February 18, 1994, except for Notes 2 and 3, as to which the date is March 14, 1994, included in the 1993 Annual Report to Stockholders of PS Group, Inc.

Our audits also included the financial statement schedules of PS Group, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in (i) the Registration Statement (Form S-8 No. 2-97926) pertaining to the Employee Incentive Stock Option Program and the Incentive Stock Option Plan of PS Group, Inc. and (ii) the Registration Statement (Form S-8, No. 33-45608) pertaining to the Recontek, Inc. 1987 Employment Stock Option Plan of PS Group, Inc. of our report referred to above, with respect to the consolidated financial statements and schedules of PS Group, Inc. incorporated by reference and included in the Annual Report (Form 10-K) for the year ended December 31, 1993.



/s/ Ernst & Young

ERNST & YOUNG


San Diego, California
March 28, 1994

                        PS GROUP, INC. AND SUBSIDIARIES
                     SCHEDULE II - AMOUNTS RECEIVABLE FROM
                         RELATED PARTIES AND EMPLOYEES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                   Balance at                                      Balance at end of
                                   beginning                    Deductions              period
                                   of period    Additions   ------------------   ---------------------
                                   ----------   ---------   Collected    Other   Current    Noncurrent
                                                            ------------------   ---------------------
Year ended December 31, 1993:
    B. Andrew Wilkinson/a/           $400,886     $37,316                          $438,202
    Dhar Carman/a/                    400,886      37,316                           438,202
Year ended December 31, 1992:
    B. Andrew Wilkinson/a/            375,000      25,886                                    $400,886
    Dhar Carman/a/                    375,000      25,886                                     400,886
Year ended December 31, 1991:
    B. Andrew Wilkinson/a/            375,000                                                 375,000
    Dhar Carman/a/                    375,000                                                 375,000
- -------------------

      /a/ 9% notes receivable from Messrs. Wilkinson and Carman (who are officers of Statex Petroleum, Inc.) due December 31, 1994 in connection with their purchase from PS Group, Inc. of 20% of Statex (secured by their stock in Statex). For financial statement purposes those notes were fully reserved during 1993.

                        PS GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE V - CONSOLIDATED PROPERTY & EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                              Balance at                                            Balance at
                              beginning     Additions     Retirements     Other       end of
                               of year       at cost       or sales      changes       year
                            --------------------------------------------------------------------
1993:
    Property & equipment      $ 48,943      $ 1,430      $ (7,809)                    $ 42,564
    Aircraft leased under
      operating leases         247,544                                                 247,544
                            --------------------------------------------------------------------
                              $296,487      $ 1,430      $ (7,809)                    $290,108
                            ====================================================================
1992:
    Property & equipment      $ 91,254      $ 4,653      $(18,950)     $(28,014)/1/   $ 48,943
    Aircraft leased under
      operating leases         224,567                                   22,977 /2/    247,544
                            --------------------------------------------------------------------
                              $315,821      $ 4,653      $(18,950)     $ (5,037)      $296,487
                            ====================================================================
1991:
    Property & equipment      $ 79,945      $14,191      $ (2,882)                    $ 91,254
    Aircraft leased under
      operating leases         224,567                                                 224,567
                            --------------------------------------------------------------------
                              $304,512      $14,191      $ (2,882)                    $315,821
                            ====================================================================

- -----------------
    /1/  Recontek write-down.
    /2/  Reclassification of financing lease to operating lease.

                        PS GROUP, INC. AND SUBSIDIARIES
              SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION
                            OF PROPERTY & EQUIPMENT
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (IN THOUSANDS)

                                              Balance
                                                 at                                                     Balance
                                             beginning      Additions     Retirements      Other        at end
                                              of year        at cost       or sales       changes       of year
                                           ------------     ---------     -----------     -------      ---------
1993:
  Property & equipment                        $ (21,735)     $ (2,394)         $4,610                  $ (19,519)
  Aircraft leased under
   operating leases                             (84,689)      (13,837)                                   (98,526)
                                           ---------------------------------------------------------------------
                                              $(106,424)     $(16,231)         $4,610                  $(118,045)
                                           =====================================================================
1992:
  Property & equipment                        $ (29,361)     $ (4,661)         $9,069      $3,218/1/   $ (21,735)
  Aircraft leased under
   operating leases                             (72,296)      (12,393)                                   (84,689)
                                           ---------------------------------------------------------------------
                                              $(101,657)     $(17,054)         $9,069      $3,218      $(106,424)
                                           =====================================================================
1991:
  Property & equipment                        $ (24,595)     $ (6,259)         $1,493                  $ (29,361)
  Aircraft leased under
   operating leases                             (60,279)      (13,478)                     $1,461/2/     (72,296)
                                           ---------------------------------------------------------------------
                                              $ (84,874)     $(19,737)         $1,493      $1,461      $(101,657)
                                           =====================================================================

___________________
     /1/  Recontek write-down.
     /2/  Reclassification to assets held for sale.

                        PS GROUP, INC. AND SUBSIDIARIES
                      SCHEDULE X - SUPPLEMENTARY STATEMENT
                           OF OPERATIONS INFORMATION
                  YEAR ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)





                                                         1993     1992     1991
                                                        ---------------------------
Charged to costs and expenses:
      Maintenance and repairs expense                    $1,161   $1,749   $5,178
                                                        ===========================


                               INDEX TO EXHIBITS


(3)(i)    Articles of Incorporation and Bylaws.

          (a) Restated Certificate of Incorporation. (Incorporated by reference to Exhibit (3)(a) to the Company's Current Report on Form 8-K dated Nov. 18, 1986.)
          (b) Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit (3)(b) to the Company's Current Report on Form 8-K dated November 18, 1986.)
          (c) Certificate of Amendment to Certificate of Incorporation dated May 24, 1990. (Incorporated by reference to Exhibit 3(c) to the Company's 1990 Annual Report on Form 10-K.)
          (d) Certificate of Amendment to Certificate of Incorporation dated June 12, 1992. (Incorporated by reference to Exhibit 3(d) to the Company's 1992 Annual Report on Form 10-K.)

(3)(ii)   Bylaws (as amended through May 28, 1993).

(4) Instruments defining the rights of security holders, including indentures:

          (a) Rights Agreement between the Company and Bank of America, N.T. & S.A. dated as of June 30, 1986. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 14, 1986.)
          (b) Amendment dated September 15, 1988 to Rights Agreement between the Company and Bank of America. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 12, 1988.)
          (c) Amendment dated September 16, 1990 to Rights Agreement between the Company and Bank of America. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 16, 1990.)
          (d) Amendment dated December 14, 1990 to Rights Agreement between the Company and Bank of America. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 1990.)

(10) Material contracts:

          (a) 1984 Stock Incentive Plan of PS Group, Inc. (Incorporated by reference to Exhibit (19)(a) to the Company's report on Form 10-Q for the quarter ended June 30, 1985.)
          (b) Amendment to 1984 Stock Incentive Plan for PS Group, Inc., as approved by the Stockholders May 21, 1987. (Incorporated by reference to Exhibit (10)(g) to the Company's 1987 Annual Report on Form 10-K.)
          (c) Form 1, Form 2, Form 3, and Form 4 of Option Agreement effective November 17, 1984. (Incorporated by reference to Exhibit (19)(h) to the Company's report on Form 10-Q for the quarter ended June 30, 1985.)
          (d) Form of Incentive Stock Award Agreement. (Incorporated by reference to Exhibit (10)(h) to the Company's 1985 Annual Report on Form 10-K.)
          (e) Retirement Plan for Corporate Officers of PSA, Inc. (now PS Group, Inc.) and Participating Subsidiaries effective March 12, 1984, amending and restating the Retirement Plan for Corporate Officers of Pacific Southwest Airlines. (Incorporated by reference to Exhibit (10)(l) to the Company's 1983 Annual Report on Form 10-K.)
          (f) Employment Agreement dated September 16, 1985, between the Company and George M. Shortley. (Incorporated by reference to Exhibit (10)(n) to the Company's 1985 Annual Report on Form 10-K.)
          (g) Amendment dated March 14, 1988 to Employment Agreement between the Company and George M. Shortley. (Incorporated by reference to Exhibit (10)(n) to the Company's 1987 Annual Report on Form 10-K.)
          (h) Employment Agreement dated January 15, 1988 between the Company and Lawrence A. Guske. (Incorporated by reference to Exhibit 10(q) to the Company's 1988 Annual Report on Form 10-K.) This Agreement is substantially identical in all material respects to Employment Agreements between the Company and Dennis C. O'Dell and Johanna Hinds, respectively.
          (i) Amendment dated April 1, 1989 to Employment Agreement between the Company and Lawrence A. Guske. (Incorporated by reference to
               Exhibit 10(q) to the Company's 1989 Annual Report on Form 10-K.) This Amendment is substantially identical in all material respects to Amendments to Employment Agreements between the Company and Dennis C. O'Dell and Johanna Hinds, respectively.
          (j) Description of Bonus Plan for certain officers of the Company. (Incorporated by reference to Exhibit 10(r) to the Company's 1990 Annual Report on Form 10-K. )
          (k) Credit Agreement dated as of November 5, 1990 among the Company, Bank of America NTSA, as agent, and various banks. (Incorporated by reference to Exhibit 10(s) to the Company's 1990 Annual Report on form 10-K.)
          (l) First Amendment to Credit Agreement dated March 25, 1991 among the Company, Bank of America NTSA, as agent, and various banks. (Incorporated by reference to Exhibit 10(t) to the Company's 1990 Annual Report on form 10-K.)
          (m) Credit Agreement between the Company and USTravel Systems Inc. (Incorporated by reference to Exhibit 10(u) to the Company's 1990 Annual Report on form 10-K.)

          (n) Agreement dated December 14, 1990 between Berkshire Hathaway Inc. ("Berkshire") and the Company relating to Berkshire's acquisition of the Company's Common Stock. (Incorporated by reference to Exhibit 10(v) to the Company's 1990 Annual Report on form 10-K. )

          (o)  Form of Indemnification Agreement. (Incorporated by reference to
               Exhibit 10(w) to the Company's 1990 Annual Report on Form 10-K as filed on Form 8 Amendment thereto dated May 29, 1991. )

          (p) Second Amendment to Credit Agreement dated April 26, 1991 among the Company, Bank of America NTSA, as agent, and various banks. (Incorporated by reference to Exhibit 10(r) to the Company's 1991 Annual Report on Form 10-K.)
          (q) Third Amendment to Credit Agreement dated January 2, 1992 among the Company, Bank of America NTSA, as agent, and various banks. (Incorporated by reference to Exhibit 10(s) to the Company's 1991 Annual Report on Form 10-K. )
          (r) Fourth Amendment to Credit Agreement dated April 9, 1992 among the Company, Bank of America NTSA, as agent, and various banks. (Incorporated by reference to Exhibit 10(t) to the Company's 1991 Annual Report on Form 10-K.)
          (s) Fifth Amendment to Credit Agreement dated April 9, 1992 among the Company, Bank of America NTSA, as agent, and various banks. (Incorporated by reference to Exhibit 10(u) to the Company's 1991 Annual Report on Form 10-K.)
          (t) Sixth Amendment to Credit Agreement dated March 29, 1993 among the Company, Bank of America NTSA, as agent, and various banks. (Incorporated by reference to Exhibit 10(t) to the Company's 1992 Annual Report on Form 10-K.)
          (u) Arrangement for Pension benefit for Chairman of the Board of the Company. (Incorporated by reference to Exhibit 10(u) to the Company's 1992 Annual Report on Form 10-K.)
          (v) Asset Purchase Agreement by and among USTravel Systems Inc., Certain of its Subsidiaries, PS Group, Inc., and MTH Acquisition Corp. dated March 14, 1994 providing for the sale of the Company's travel management business.

(12)      Computation of Ratios.

(13)      1993 Annual Report to Stockholders.

(22)      Subsidiaries.

(23) Consent of Independent Auditors (see page F-2 of Item 14(a), incorporated by reference) .

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Matters relating to executive compensation plans and arrangements can be found within the index to exhibits as follows: (10)(a), (10)(b), (10)(c), (10)(d),
(10)(e), (10)(f), (10)(g), (10)(h), (10)(i), (10)(j) and (10)(u).