Form 10-Q
period 1994-03-31
PS GROUP INC
filed 1994-05-06
CIK 80966

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  March 31, 1994

                                       OR

[  ]  TRANSITION  REPORT PURSUANT  TO SECTION  13 OR  15(d) OF  THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission file number:  1-7141

                               PS GROUP, INC.
          (Exact name of registrant as specified in its charter)


         Delaware                                              95-2760133
(State or other jurisdiction                                 (IRS Employer
    of incorporation)                                      Identification No.)

                   4370 La Jolla Village Drive,  Suite 1050
                         San Diego, California  92122
                   (Address of principal executive offices)
                                  (Zip code)

                                (619) 546-5001
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1994: 6,065,969 shares of common stock, $1 par value.

                               PS GROUP, INC.



                     PART  I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

      Included herein.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Included herein.



                       PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

      None.


Item 2.   Changes in Securities.

      None.


Item 3.   Defaults Upon Senior Securities.

      None.


Item 4.   Submission of Matters to a Vote of Security Holders.

      None.


Item 5.   Other information.

      None.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

            None.

      (b)  Reports on Form 8-K.

            Current Report on Form 8-K dated January 5, 1994 reported that the parties involved in an agreement in principle to sell the travel management business operated by PS Group's subsidiary, USTravel Systems Inc., to an entity owned by affiliates of the Pritzker family of Chicago, Illinois had not been able to agree on the definitive terms of the agreement and had discontinued discussion of the transaction.


            Current Report on Form 8-K dated March 14, 1994 reported the sale of assets of the USTravel Systems Inc. to MTH Acquisition Corp.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       PS GROUP, INC.
                                                        (Registrant)

Date:  May 6, 1994


/s/ L.A. Guske
LAWRENCE A. GUSKE

Vice President - Finance and
Chief Financial Officer



PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
March 31, 1994 and December 31, 1993
(in thousands)

                                                              1994      1993

ASSETS

Current assets:
  Cash and cash equivalents                                 $12,884  $  5,007
  Accounts and notes receivable                              20,549    21,434
  Net investment in discontinued operation                             15,313
  Other current assets                                        9,098    12,504
    Total current assets                                     42,531    54,258

Property and equipment, net                                  22,649    23,045
Aircraft leased under operating leases, net                 145,497   149,018
Investment in aircraft financing leases                     103,209   104,881
Aircraft held for sale, cash investments used as
 collateral for letters of credit and other assets           68,495    50,888
                                                           $382,381  $382,090
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities            $23,740  $ 17,362
  Current portion of long-term obligations                   15,996    38,672
    Total current liabilities                                39,736    56,034

Long-term obligations                                       135,201   139,487
Deferred income taxes and other long-term obligations        71,848    64,670

Stockholders' equity:
  Common stock                                                6,066     6,065
  Additional paid-in capital                                 98,408    98,407
  Retained earnings                                          31,122    17,427
    Total stockholders' equity                              135,596   121,899
                                                          $ 382,381  $382,090
See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1994 and 1993
(in thousands)

                                                               1994     1993*
Continuing operations:
  Revenues:
    Fuel sales and distribution                             $21,063  $ 27,321
    Aircraft leasing                                          8,914     9,038
    Oil and gas                                               1,677     2,558
    Interest, dividends and investment gains                  1,377     2,482
    Other                                                        77        12
                                                             33,108    41,411
  Costs and expenses:
    Costs of products and services sold                      21,928    31,194
    Depreciation, depletion and amortization                  4,034     3,884
    General and administrative expenses                       1,315     1,627
    Interest expense                                          4,237     6,085
                                                             31,514    42,790

  Income (loss) from continuing operations before taxes
   and cumulative effect of accounting change                 1,594    (1,379)
  Provision (credit) for taxes                                  615      (457)
  Income (loss) from continuing operations before
   cumulative effect of accounting change                       979      (922)

Discontinued operation, net of tax:
  Loss from operations                                       (2,614)     (517)
  Gain on disposition                                        15,330
                                                             12,716      (517)
Cumulative effect of accounting change                                  2,900
    Net income                                              $13,695  $  1,461

Income per share:
  Continuing operations                                     $   .16  $   (.15)
  Loss from operations of discontinued operation               (.43)     (.09)
  Gain on disposition of discontinued operation                2.53
  Cumulative effect of accounting change                                  .48
    Net income per share                                    $  2.26   $   .24

 Shares used in determining net income per share              6,066     6,049

 * Restated as described in Note a.

 See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1994 and 1993
(in thousands)

                                                                1994     1993*
Cash flows from operating activities:

  Income from continuing operations                         $   979  $  1,978
  Non-cash items:
    Depreciation, depletion and amortization                  4,034     3,884
    Cumulative effect of accounting change                             (2,900)
    Deferred taxes and other                                    928       437
  Changes in non-cash working capital affecting
   cash from operations:
    Other current assets                                      4,048       501
    Other current liabilities                                (3,200)     (222)
     Net cash provided from operating activities              6,789     3,678

Cash flows from financing activities:
  Reductions to long-term obligations                       (26,962)   (9,724)
  Stock options exercised                                         2        52
     Net cash used in financing activities                  (26,960)   (9,672)

Cash flows from investing activities:
  Capital additions                                            (111)     (617)
  Cash collateralization of letters of credit               (17,692)
   Proceeds from sales of marketable securities and other     6,751     4,845
     Net cash provided from (used in) investing activities  (11,052)    4,228

Discontinued operation                                       39,100      (900)
Net increase (decrease) in cash and cash equivalents          7,877    (2,666)
Cash and cash equivalents at beginning of period              5,007    12,399
Cash and cash equivalents at end of period                  $12,884  $  9,733






*Restated as described in Note a.


See accompanying notes.

PS Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(a)  On  March 14,  1994 the travel  management business  operated by USTravel
     Systems  Inc.  was  sold,  accordingly  this  business  is  shown   as  a
     discontinued operation and amounts for 1993 have been restated.

(b) Effective January 1, 1993 PS Group, Inc. (PSG) changed its method of accounting for income taxes to comply with FASB Statement No. 109.

(c) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments, other than the disposition of the travel management business in 1994 and the change in accounting for income taxes in 1993) necessary for a fair statement of the consolidated financial position at March 31, 1994 and the results of operations for the three months ended March 31, 1994 and 1993, and cash flows for the three months ended March 31, 1994 and 1993. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the PSG 1993 Annual Report to Stockholders (the "1993 Annual Report").

PS Group, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


RESULTS OF OPERATIONS -   COMPARISON OF THE THREE MONTHS ENDED MARCH  31, 1994
AND 1993

Revenues - Revenues from PSG's fuel sales and distribution subsidiary, PS Trading, Inc. (PST), decreased 23% for the first quarter of 1994 compared to 1993. This decrease was due to a 16% decrease in the gallons of fuel sold and a 9% decrease in average sales price. Most of the decline in volume relates to one airline customer whose contract PST, late in the third quarter of 1993, declined to rebid. Some of the volume lost on this airline was made up by a significant increase in sales to another airline. However, in the second quarter of 1994 PST also discontinued sales to this airline. Due to narrow margins on fuel sales to airlines, the reduced volumes do not have a significant impact on PSG's net results.

Oil and gas revenues from Statex Petroleum, Inc. (Statex) decreased 34% from the first quarter of 1993 to the first quarter of 1994. The primary reason for lower revenues was a 28% reduction in oil prices.

Interest, dividends and investment gains were down 45% in the first quarter of 1994 primarily as a result of the changes in the amounts of outstanding cash, marketable securities and notes receivable and the interest rates earned thereon. In addition, investment gains declined from $1.5 million in the 1993 first quarter to $1.1 million in 1994.

Costs and expenses - The decrease during the first quarter of 1994 in the cost of products and services sold reflects the reduced volumes at PST and reduced expenses (instituted in mid-1993) of Recontek, Inc. (Recontek), PSG's metallic waste recycling subsidiary. Depreciation, depletion and amortization was higher due to a change in residual values of the ten BAe 146 aircraft made in the second quarter of 1993. The decrease in general and administrative expenses for the first quarter of 1994 is principally due to the reduced level of operations at Recontek. Interest expense decreased in 1994's first quarter primarily due to the elimination of foreign exchange losses, which were approximately $2 million in the first quarter of 1993. The debt responsible for these losses was repaid in June 1993.

Income taxes -   Taxes in both 1994 and 1993 differ from the corporate federal tax rate primarily because of the effect of state taxes.

Segment results - Results for aircraft leasing were improved over 1993 primarily due to the elimination of the foreign exchange loss previously described, however 1994 results include increased interest expense on higher aircraft debt levels.

PST's profits increased during the first quarter of 1994 due to higher margins although revenues were lower due to lower volumes and reduced fuel prices.

Statex operating results declined in 1994 principally due to lower oil prices.

Recontek recorded lower losses in the first quarter of 1994 due to cost reductions. In accordance with PSG's Bank Credit Agreement, PSG reduced Recontek's operating losses to under $300,000 per month effective July 1, 1993 compared to monthly losses in excess of $1 million in the prior months of 1993.


FINANCIAL CONDITION

At March 31, 1994 PSG's principal source of liquidity was cash and cash equivalents of $12.9 million. At March 31, 1994 PSG had $22.7 million outstanding under its Bank Credit Agreement, consisting entirely of letters of credit, of which $17.7 million were cash collateralized. No further borrowings are permitted under the Bank Credit Agreement. With the completion of a $13.5 million financing secured by a Boeing 737-300 aircraft on April 6, 1994, and sales of marketable securities, the remaining letters of credit were cash collateralized. Also in April PSG paid $5 million in connection with an Internal Revenue Service audit for the years 1988 through 1991. This amount had been previously accrued.

A substantial portion of PSG's aircraft lease revenues (as well as cash flow) are derived from 16 aircraft leased to USAir, Inc. (USAir). USAir's recent losses and weakening financial condition continue to be of concern to PSG. A continuing deterioration of USAir's financial condition could have a material adverse impact on PSG, particularly because ten of the aircraft leased to USAir are not being flown by USAir. For a more complete discussion of USAir's relationship to PSG's financial condition refer to PSG's 1993 Annual Report and 1993 Annual Report on Form 10-K.

PSG believes that, absent a failure by USAir to meet its lease obligations to PSG, its cash and cash equivalents plus projected cash flow are adequate to meet the operating and planned capital needs of PSG in both the short and long-term.

At March 31, 1994 PSG had working capital of $2.8 million, compared to a deficiency of $1.8 million at December 31, 1993. Cash and cash equivalents totaled $12.9 million at March 31, 1994, a $7.9 million increase from December 31, 1993. The major changes in cash and cash equivalents are detailed in the Unaudited Condensed Consolidated Statements of Cash Flows. At March 31, 1994 PSG's capitalization consisted of 53% long and short-term obligations and 47% stockholders' equity; the ratio was 59%/41% at December 31, 1993.