Form 10-Q
period 1994-06-30
PS GROUP INC
filed 1994-08-15
CIK 80966

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  June 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1994: 6,067,727 shares of common stock, $1 par value.

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

      An annual meeting of stockholders of the Company was held on May 25, 1994 for the purpose of electing two directors with terms expiring in 1997. Information with respect to this item and other information required by Regulation 14 is contained in the definitive proxy statement furnished to stockholders of the Company dated April 15, 1994.

      The votes cast for directors at the annual meeting are as follows:

                                                          Percent of
                                For         Withheld        Shares
                                                          Represented
       Howard P. Allen      5,082,435       25,928           99.5%
       George M. Shortley   5,086,298       22,065           99.6%

Item 5.   Other information.

      None.


Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

            None.

      (b)  Reports on Form 8-K.

            None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      PS GROUP, INC.
                                                      (Registrant)

Date:  August 15, 1994



/s/ L.A. Guske
LAWRENCE A. GUSKE

Vice President - Finance and
Chief Financial Officer

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
June 30, 1994 and December 31, 1993
(in thousands)
                                                              1994      1993*

ASSETS
Current assets:
  Cash and cash equivalents                               $ 17,689   $  5,133
  Accounts and notes receivable                             13,979     21,420
  Net investment in discontinued travel operation                      15,313
  Other current assets                                      11,679     12,524
    Total current assets                                    43,347     54,390

Property and equipment, net                                 22,254     23,045
Aircraft leased under operating leases, net                141,976    149,018
Investment in aircraft financing leases                    102,855    104,881
Aircraft held for sale, cash investments used as
  collateral for letters of credit and other assets         56,327     49,872
                                                          $366,759   $381,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities          $ 17,244   $ 16,133
  Net current liability of discontinued waste recycling      3,367      1,361
    operation
  Current portion of long-term obligations                  14,637     38,672
    Total current liabilities                               35,248     56,166

Net liability of discontinued waste recycling operation                13,984
Long-term obligations                                      129,441    124,487
Deferred income taxes and other long-term obligations       68,949     64,670

Stockholders' equity:
  Common stock                                               6,066      6,065
  Additional paid-in capital                                98,408     98,407
  Retained earnings                                         28,647     17,427
    Total stockholders' equity                             133,121    121,899

                                                          $366,759   $381,206
*Restated as described in Note a.

See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 1994 and 1993
(in thousands, except per share amounts)

                                       Three Months Ended   Six Months Ended
                                           1994     1993*    1994      1993*
Continuing operations:
 Revenues:
  Fuel sales and distribution            $14,301  $26,229  $35,364   $53,550
  Aircraft leasing                         8,871    9,000   17,785    18,038
  Oil and gas                              1,921    2,419    3,598     4,977
  Interest, dividends & invest. gains        413    1,547    1,704     3,926
                                          25,506   39,195   58,451    80,491

  Costs and expenses:
   Costs of products & services sold      14,983   27,317   36,112    55,606
   Depreciation, depletion & amortization  4,028    4,121    8,062     8,000
   General & administrative expenses       1,347      950    2,635     2,065
   Interest expense                        4,256    6,136    8,377    11,972
                                          24,614   38,524   55,186    77,643
  Income from continuing operations
   before taxes and cumulative effect of
   accounting change                         892      671    3,265     2,848
  Provision for taxes                        498      357    1,385     1,108
  Income from continuing operations
   before cumulative effect of
   accounting change                         394      314    1,880     1,740

Discontinued operations, net of tax:
  Loss from operations                      (383)  (2,871)  (3,504)   (5,736)
  Gain (loss) on disposition              (2,486)           12,844
                                          (2,869)  (2,871)   9,340    (5,736)

Cumulative effect of accounting change                                 2,900

     Net income (loss)                   $(2,475) $(2,557) $11,220   $(1,096)


Income (loss) per share:
  Continuing operations                  $   .06  $   .05  $   .31   $   .29
  Loss from operations of
   discontinued operations                  (.06)    (.47)    (.58)     (.95)
  Gain (loss) on disposition of
   discontinued operations                  (.41)             2.12
  Cumulative effect of accounting change                                 .48
     Net income (loss) per share         $  (.41) $  (.42) $  1.85   $  (.18)

Shares used in determining net income
 (loss) per share                          6,066    6,054    6,066     6,050

*Restated as described in Note a.

 See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1994 and 1993
(in thousands)

                                                               1994     1993*
Cash flows from operating activities:
  Income from continuing operations                         $ 1,880   $ 4,640
  Non-cash items:
    Depreciation, depletion and amortization                  8,062     8,000
    Cumulative effect of accounting change                             (2,900)
    Deferred taxes and other                                  1,713     3,541
  Changes in non-cash working capital affecting
   cash from operations:
    Other current assets                                     11,358     1,592
    Other current liabilities                                (8,407)      226
     Net cash provided from operating activities             14,606    15,099

Cash flows from financing activities:
  Additions to long-term obligations                         13,338    59,715
  Reductions to long-term obligations                       (32,610)  (72,414)
  Stock options exercised                                         2        82
     Net cash used in financing activities                  (19,270)  (12,617)

Cash flows from investing activities:
  Capital additions                                            (220)     (703)
  Cash collateralization of letters of credit, net           (7,691)
   Proceeds from sales of marketable securities and other     4,434     4,619
     Net cash provided from (used in) investing activities   (3,477)    3,916

Discontinued operations                                      20,697    (5,921)

Net increase (decrease) in cash and cash equivalents         12,556       477
Cash and cash equivalents at beginning of period              5,133    12,383
Cash and cash equivalents at end of period                  $17,689   $12,860





*Restated as described in Note a.


See accompanying notes.

PS Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(a) On March 14, 1994 the travel management business operated by USTravel Systems Inc. was sold. Recontek, Inc. (Recontek) has been unable to demonstrate sufficient progress toward profitability in its recycling operations to justify the continuing financial support necessary for ongoing operations. Recontek has been unable to secure sufficient customer orders to end the continuing monthly losses that PS Group, Inc.
     (PSG) has previously announced were unacceptable in the long-term. As a result, in August 1994, PSG adopted a plan to close-down or sell Recontek's major asset, a metallic waste recycling plant in Newman, Illinois. Accordingly travel management and metallic waste recycling are shown as discontinued operations in the accompanying financial statements and amounts for 1993 have been restated. PSG expects to continue soliciting outside interest in buying or joint venturing the Illinois facility during the close-down process which is expected to be completed in early 1995.

    Components of discontinued operations, including related taxes are as follows:

                                          Three Months         Six Months
                                             Ended               Ended
                                            June 30,            June 30,
                                       -----------------   -----------------
                                          1994      1993      1994      1993
 Loss from operations:
   Travel management                             $  (409)  $(4,022)  $  (925)
   Metallic waste recycling            $  (583)   (3,611)   (1,362)   (7,162)
                                       --------  --------   -------  --------
                                          (583)   (4,020)   (5,384)   (8,087)
   Credit for taxes                       (200)   (1,149)   (1,880)   (2,351)
                                       --------  --------  --------  --------
                                       $  (383)  $(2,871)  $(3,504)  $(5,736)
 Gain (loss) on disposition:
   Travel management                                       $28,571
   Metallic waste recycling            $(3,817)             (3,817)
                                       -------             -------
                                        (3,817)             24,754
   Provision (credit) for taxes         (1,331)             11,910
                                       --------            -------
                                       $(2,486)            $12,844

(b) Effective January 1, 1993 PSG changed its method of accounting for income taxes to comply with FASB Statement No. 109.

(c) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments, other than the discontinuance of the travel management and metallic waste recycling businesses in 1994 and the change in accounting for income taxes in 1993) necessary for a fair statement of the consolidated financial position at June 30, 1994 and the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the PSG 1993 Annual Report to Stockholders.

PS Group, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

Revenues - Revenues from PSG's fuel sales and distribution subsidiary, PS Trading, Inc. (PST), decreased 45% and 34%, respectively, for the second quarter and first six months of 1994 compared to the 1993 periods. These decreases were due to a 42% and a 29% decrease in the gallons of fuel sold in the second quarter and first six months of 1994 and an 8% decrease in average sales price per gallon in both periods. Most of the decline in volume for the first six months relates to one airline customer whose contract PST, late in the third quarter of 1993, declined to rebid. In the second quarter of 1994 PST also discontinued sales to another airline. Due to narrow margins on fuel sales to airlines, the reduced volumes do not have a significant impact on PSG's net results.

Statex Petroleum, Inc. (Statex) recorded lower oil and gas revenues in 1994 versus 1993. Revenues decreased 21% in the second quarter and 28% in the first half of 1994 versus 1993. The primary reason for lower revenues was a reduction of 5% and 23%, respectively, in oil prices in the second quarter and first half of 1994. However, at the end of June 1994 both oil and gas prices were slightly higher than June 1993 prices. In addition, volumes of oil sold were down 20% and 14% in the second quarter and first half of 1994.

Interest, dividends and investment gains were down in the second quarter and first half of 1994 primarily as a result of a decline in investment gains. Investment gains declined from $2.3 million in the 1993 first half to $ .7 million in 1994's first half. In the second quarter of 1993 investment gains were $ .8 million compared to zero gains in 1994's second quarter.

Costs and expenses - The decrease during the second quarter and first half of 1994 in the cost of products and services sold reflects the reduced volumes at PST. The increase in general and administrative expenses for the second quarter and first half of 1994 is largely due to increased legal expenses associated with the securities litigation described in the 1993 Annual Report. Interest expense decreased in 1994's second quarter and first half primarily due to the elimination of foreign exchange losses, which were approximately $1.9 million in the second quarter of 1993 and $3.9 million in the first half of 1993. The debt responsible for these losses was repaid in June 1993.

Income taxes - Taxes in both 1994 and 1993 differ from the corporate federal tax rate primarily because of the effect of state taxes.

Segment results - Results for aircraft leasing were improved over 1993 primarily due to the elimination of the foreign exchange loss previously described, however 1994 results include increased interest expense on higher aircraft debt levels.

PST's profits increased during the first half of 1994 due to higher margins although revenues were lower due to lower volumes and reduced fuel prices. Profits were down slightly during the second quarter of 1994.

Statex operating results declined in 1994 principally due to lower oil prices.


FINANCIAL CONDITION

At June 30, 1994 PSG's principal source of liquidity was cash and cash equivalents of $17.7 million.

In June 1994 the $15 million Resource Recovery Bonds on the Recontek Newman, Illinois plant were prepaid. Also in June 1994 PSG's Bank Credit Agreement was amended and restated to eliminate all but one bank and to authorize the issuance of an additional $1 million letter of credit in support of PST's operations. The amended and restated Bank Credit Agreement covering letters of credit expires on November 4, 1995. At June 30, 1994 $6.7 million of letters of credit were outstanding under the Bank Credit Agreement, all of which were cash collateralized.

As mentioned in the prior quarter report, PSG completed a $13.5 million financing secured by a Boeing 737-300 aircraft in April 1994 and also paid $5 million related to an Internal Revenue Service audit of the years 1988 through 1991.

In July 1994 PSG reached agreement with America West to reset the rent of its leased Boeing 737-300 at a higher level effective August 1994 and to waive its reset rights in 1996 and 1998. Marketing of the two Boeing 747-100SF freighter aircraft continues in what remains a soft market.

                                    F-7

























A substantial portion of PSG's aircraft lease revenues (as well as cash flow) are derived from 16 aircraft leased to USAir, Inc. (USAir). USAir's recent losses and weakening financial condition continue to be of concern to PSG. A continuing deterioration of USAir's financial condition could have a material adverse impact on PSG, particularly because ten of the aircraft leased to USAir are not being flown. While USAir's second quarter 1994 results were better than expected, USAir's management reiterated that 1994's losses will be greater than the $350 million loss incurred in 1993 and USAir must reduce its operating costs through significant labor concessions if USAir is to maintain its future existence as a viable competitive airline. USAir pilots have presented to USAir a proposed concession package which would reduce pilot costs at USAir in exchange for minority equity ownership and other financial commitments. This proposal has been rejected by USAir. The other USAir labor unions have not yet offered any concessions. The information relating to USAir and reported herein by PSG was obtained primarily from published media reports. PSG refers readers to public information regarding USAir for further details relating to USAir's financial condition. For a more complete discussion of USAir's relationship to PSG's financial condition refer to PSG's 1993 Annual Report and 1993 Annual Report on Form 10-K.

PSG believes that, absent a failure by USAir to meet its lease obligations to PSG, its cash and cash equivalents plus projected cash flow are adequate to meet the operating and planned capital needs of PSG in both the short and long-term.

At June 30, 1994 PSG had working capital of $8.4 million, compared to a deficiency of $1.8 million at December 31, 1993. Cash and cash equivalents totaled $17.7 million at June 30, 1994, a $12.6 million increase from December 31, 1993. The major changes in cash and cash equivalents are detailed in the Unaudited Condensed Consolidated Statements of Cash Flows. At June 30, 1994 PSG's capitalization consisted of 52% long and short-term obligations and 48% stockholders' equity; the ratio was 57%/43% at December 31, 1993.