Form 10-Q
period 1994-09-30
PS GROUP INC
filed 1994-10-28
CIK 80966

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  September 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1994: 6,068,313 shares of common stock, $1 par value.


                             PS GROUP, INC.


                 PART  I - FINANCIAL INFORMATION


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

      None.


Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

            None.

      (b)  Reports on Form 8-K.

            On September 21, 1994 the number of directors for PS Group, Inc. was reduced from seven to six.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            PS GROUP, INC.
                                                            (Registrant)

Date:  October 27, 1994



/s/ L.A. Guske
LAWRENCE A. GUSKE

Vice President - Finance and
Chief Financial Officer


PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
September 30, 1994 and December 31, 1993
(in thousands)

                                                              1994     1993*
ASSETS
Current assets:
  Cash and cash equivalents                                $ 18,642  $  5,133
  Accounts and notes receivable                              15,382    21,420
  Net investment in discontinued travel operation                      15,313
  Other current assets                                       12,265    12,524
    Total current assets                                     46,289    54,390

Property and equipment, net                                  21,715    23,045

Aircraft leased under operating leases, net                 138,455   149,018
Investment in aircraft financing leases                     101,717   104,881
Aircraft held for sale, cash investments used as
 collateral for letters of credit and other assets           55,565    49,872
                                                           $363,741  $381,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities           $ 18,635  $ 16,133
  Net current liability of discontinued waste recycling
   operation                                                  2,379     1,361
  Current portion of long-term obligations                   15,019    38,672
    Total current liabilities                                36,033    56,166

Net liability of discontinued waste recycling operation                13,984
Long-term obligations                                       125,408   124,487
Deferred income taxes and other long-term obligations        68,974    64,670

Stockholders' equity:
  Common stock                                                6,068     6,065
  Additional paid-in capital                                 98,420    98,407
  Retained earnings                                          28,838    17,427
    Total stockholders' equity                              133,326   121,899

                                                           $363,741  $381,206
   * Restated as described in Note a.

See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 1994 and 1993
(in thousands, except per share amounts)

                                    Three Months Ended      Nine Months Ended
                                       1994      1993*        1994      1993*
Continuing operations:
  Revenues:
     Fuel sales and distribution   $ 19,102   $ 26,537   $  54,466   $ 80,087
     Aircraft leasing                 8,933      8,998      26,718     27,036
     Oil and gas                      2,248      2,049       5,846      7,026
     Interest, dividends and
       investment gains                 360        631       2,064      4,557
                                     30,643     38,215      89,094    118,706
  Costs and expenses:
     Costs of products and
       services sold                 19,691     29,171      55,803     84,777
     Depreciation, depletion
       and amortization               4,153      4,087      12,215     12,087
     General & administrative         2,304      1,568       4,939      3,633
     Interest expense                 4,173      3,968      12,550     15,940
                                     30,321     38,794      85,507    116,437
  Income (loss) from continuing
    operations before taxes
    and cumulative effect of
    accounting change                   322       (579)      3,587      2,269
  Provision (credit) for taxes          131       (109)      1,516        999

  Income (loss) from continuing
    operations before cumulative
    effect of accounting change         191       (470)      2,071      1,270

Discontinued operations, net of tax:
  Loss from operations                          (2,279)     (3,504)    (8,015)
  Gain on disposition                                       12,844
                                                (2,279)      9,340     (8,015)

Cumulative effect of acconting change                                   2,900
    Net income (loss)               $  191    $ (2,749)   $ 11,411   $ (3,845)

Income (loss) per share:
  Continuing operations             $  .03    $   (.08)   $    .34   $    .20
  Loss from operations of
    discontinued operations                       (.37)       (.58)     (1.32)
  Gain on disposition of
    discontinued operations                                   2.12
  Cumulative effect of
    accounting change                                                     .48
     Net income (loss) per share    $   .03   $   (.45)   $   1.88   $   (.64)

Shares used in determining net
  income (loss) per share             6,067      6,061       6,066      6,054

 * Restated as described in Note a.

See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1994 and 1993
(in thousands)


                                                               1994     1993*
Cash flows from operating activities:
  Income from continuing operations                        $  2,071  $  4,170
  Non-cash items:
    Depreciation, depletion and amortization                 12,215    12,087
    Cumulative effect of accounting change                             (2,900)
    Deferred taxes and other                                  2,447     6,519
  Changes in non-cash working capital affecting
   cash from operations:
    Other current assets                                      9,127     1,358
    Other current liabilities                                (8,248)      854
     Net cash provided from operating activities             17,612    22,088

Cash flows from financing activities:
  Additions to long-term obligations                         10,270    59,715
  Reductions to long-term obligations                       (33,193)  (79,752)
  Stock options exercised                                        16       116
     Net cash used in financing activities                  (22,907)  (19,921)

Cash flows from investing activities:
  Capital additions                                            (300)     (983)
  Cash collateralization of letters of credit, net           (7,691)
  Proceeds from sales of marketable securities and other      7,049     9,488
     Net cash provided from (used in) investing activities     (942)    8,505

Discontinued operations                                      19,746   (11,380)

Net increase (decrease) in cash and cash equivalents         13,509      (708)
Cash and cash equivalents at beginning of period              5,133    12,383
Cash and cash equivalents at end of period                 $ 18,642  $ 11,675




  * Restated as described in Note a.

See accompanying notes.

PS Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(a) On March 14, 1994 the travel management business operated by USTravel Systems Inc. was sold. Recontek, Inc. (Recontek) has been unable to demonstrate sufficient progress toward profitability in its recycling operations to justify the continuing financial support necessary for ongoing operations. As a result, in August 1994, PSG adopted a plan to close-down or sell Recontek's major asset, a metallic waste recycling plant in Newman, Illinois. Accordingly travel management and metallic waste recycling are shown as discontinued operations in the accompanying financial statements and amounts for 1993 have been restated. PSG is pursuing third party interest in buying the Illinois facility during the close-down process which is expected to be completed in early 1995. PSG has entered into a non-binding letter of intent with a potential buyer of the Illinois facility. A definitive agreement is being drafted while due dilgence proceeds and the Illinois EPA reviews the application to transfer the Part B Operating Permit for the facility.

    Components of discontinued operations, including related taxes are as follows:

                                          Three Months       Nine Months
                                             Ended              Ended
                                         September 30,      September 30,
                                          1994     1993      1994      1993
  Loss from operations:
    Travel management                          $ (3,075)  $(4,022) $ (4,000)
    Metallic waste recycling                       (317)   (1,362)   (7,479)
                                                 (3,392)   (5,384)  (11,479)
    Credit for taxes                             (1,113)   (1,880)   (3,464)
                                               $ (2,279)  $(3,504) $ (8,015)

  Gain (loss) on disposition:
    Travel management                                     $28,571
    Metallic waste recycling                               (3,817)
                                                           24,754
    Provision for taxes                                    11,910
                                                          $12,844

(b) Effective January 1, 1993 PSG changed its method of accounting for income taxes to comply with FASB Statement No. 109.

(c) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments, other than the discontinuance of the travel management and metallic waste recycling businesses in 1994 and the change in accounting for income taxes in 1993) necessary for a fair statement of the consolidated financial position at September 30, 1994 and the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the PSG 1993 Annual Report to Stockholders.

PS Group, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

Revenues - Revenues from PSG's fuel sales and distribution subsidiary, PS Trading, Inc. (PST), decreased 28% and 32%, respectively, for the third quarter and first nine months of 1994 compared to the 1993 periods. These decreases were due to a 28% decrease in the gallons of fuel sold in both the third quarter and first nine months of 1994 and a 5% decrease in average sales price per gallon for the nine month period. Most of the decline in volume for the first nine months relates to one airline customer whose contract PST, late in the third quarter of 1993, declined to rebid. In the second quarter of 1994 PST also discontinued sales to another airline. Due to narrow margins on fuel sales to airlines, the reduced volumes do not have a significant impact on PSG's net results.

Statex Petroleum, Inc. (Statex) recorded a 10% increase in oil and gas revenues for the third quarter of 1994 versus 1993 primarily because of a $325,000 settlement of a disputed ownership interest and a 4% increase in oil prices. These increases were somewhat offset by a 5% reduction in oil sales volumes for the third quarter of 1994 versus the comparable 1993 period. Revenues decreased 17% in the first nine months of 1994 versus 1993 primarily due to a 12% reduction in oil prices and a 9% reduction in volumes of oil sold. These decreases were partially offset by the $325,000 settlement previously discussed, which had an approximate $150,000 positive impact on pretax income.

Interest, dividends and investment gains were down 55% in the first nine months of 1994 primarily as a result of a decline in investment gains. Investment gains declined from $2.3 million in the first nine months of 1993 to $.7 million in 1994's first nine months. Interest, dividends and investment gains were down in the third quarter of 1994 versus 1993 primarily due to a reduced level of investments.

Costs and expenses - The decrease during the third quarter and first nine months of 1994 in the cost of products and services sold primarily reflects the reduced volumes at PST. The increase in general and administrative expenses for the third quarter and first nine months of 1994 is largely due to the accrual (with payment in January 1995) related to the cancellation of employment contracts with former PSG officers who have resigned. Interest expense decreased in 1994's first nine months primarily due to the elimination of foreign exchange losses, which were $3.9 million in the first nine months of 1993. The debt responsible for these losses was repaid in June 1993. Interest expense is higher in the third quarter and the first nine months of 1994 (aside from foreign exchange losses) due to higher interest rates on aircraft refinanced in June 1993 and April 1994.

Income taxes - The credit for income taxes for the third quarter of 1993 includes the benefit of a reevaluation of the estimated future deferred income tax liability initiated after the filing of the 1992 tax returns. This reevaluation indicated the recorded liability was in excess of the updated estimate. This excess liability was offset by approximately $.8 million of additional estimated future tax resulting from the 1992 increase in the federal income tax rate from 34% to 35%. Taxes in both 1994 and 1993 differ from the corporate federal tax rate primarily because of the effect of state taxes.

Segment results - Results for aircraft leasing were improved over 1993 primarily due to the elimination of the foreign exchange loss previously described, however 1994 results include increased interest expense on higher aircraft debt levels. PST's profits increased during the first nine months of 1994 due to higher margins although revenues were lower due to lower volumes and reduced fuel prices. Profits were down slightly during the third quarter of 1994. Statex operating results improved in 1994 principally because 1993's third quarter included a $1.8 million write-off of an oil field that did not respond to water flood enhancement.


FINANCIAL CONDITION

PSG's principal source of liquidity was cash and cash equivalents of $18.6 million at September 30, 1994. At the end of 1994's third quarter, $7.7 million of letters of credit were outstanding under a Bank Credit Agreement, all of which were cash collateralized. The Bank Credit Agreement expires on November 4, 1995 and has no provision for any borrowings.

Marketing of the two Boeing 747-100SF freighter aircraft continues in what remains a soft market.

A substantial portion of PSG's aircraft lease revenues (as well as cash flow) are derived from 16 aircraft leased to USAir, Inc. (USAir). USAir's recent losses and weakening financial condition continue to be of concern to PSG. A continuing deterioration of USAir's financial condition could have a material adverse impact on PSG, particularly because ten of the aircraft leased to USAir are not being flown. USAir's third quarter 1994 operating loss was $160 million versus $121 million in 1993. USAir's management indicated that third quarter revenues fell below the company's expectations and that fourth quarter revenues are anticipated to be below expectations as well. USAir's management previously indicated that 1994's losses will be greater than the $350 million net loss incurred in 1993. Management also stated that the third quarter 1994 results "underscore the urgent need to reduce our operating costs to a level competitive with the industry." USAir must reduce its operating costs through significant labor concessions if USAir is to maintain its future existence as a viable competitive airline. USAir pilots have presented to USAir a proposed concession package which would reduce pilot costs at USAir in exchange for minority equity ownership and other financial commitments. This proposal has been rejected by USAir and the company announced a future phase-out of
aircraft to reduce operating costs.   With this action by management the
pilots broke off negotiations. In late September 1994, USAir's parent, USAir Group, Inc., announced it would defer payment of preferred dividends. USAir aircraft lease payments to PSG are predominately semi-annual with payments due on March 31st/ September 30th or April 1st/ October 1st. All amounts due from USAir in September and October 1994 were received by PSG as scheduled. The information relating to USAir and reported herein by PSG was obtained primarily from published media reports. PSG refers readers to public information regarding USAir for further details relating to USAir's financial condition. For a more complete discussion of USAir's relationship to PSG's financial condition refer to PSG's 1993 Annual Report and 1993 Annual Report on Form 10-K.

PSG believes that, absent a failure by USAir to meet its lease obligations to PSG, its cash and cash equivalents plus projected cash flow are adequate to meet the operating and planned capital needs of PSG in both the short and long-term.

At September 30, 1994 PSG had working capital of $10.3 million, compared to a deficiency of $1.8 million at December 31, 1993. Cash and cash equivalents totaled $18.6 million at September 30, 1994, a $13.5 million increase from December 31, 1993. The major changes in cash and cash equivalents are detailed in the Unaudited Condensed Consolidated Statements of Cash Flows. At September 30, 1994 PSG's capitalization consisted of 51% long and short-term obligations and 49% stockholders' equity; the ratio was 57%/43% at December 31, 1993.