Form 10-K405
period 1994-12-31
PS GROUP INC
filed 1995-04-13
CIK 80966

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            _______________________

                                 FORM 10-K405
                     Annual Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended:    DECEMBER 31, 1994
                        Commission file number:  1-7141
                            _______________________

                                PS GROUP, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                              95-2760133
          (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                  Identification No.)

     4370 LA JOLLA VILLAGE DRIVE, SUITE 1050
              SAN DIEGO, CALIFORNIA                           92122
     (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (619) 546-5001
                            _______________________

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
   -------------------              -----------------------------------------
Common Stock - $1 par value                   New York Stock Exchange
                                               Pacific Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  none.

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                      $55,073,114*  as of March 31, 1995

     * Assumes Berkshire Hathaway Inc. (and its subsidiaries) and ESL Partners, L.P. owning approximately 19.9% and 19.7%, respectively, of the outstanding shares of common stock of the Company on March 31, 1995 are not affiliates of the Company.

   The number of shares of common stock outstanding as of March 31, 1995 was
                                  6,068,313.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year
 ended December 31, 1994......................................PART I and PART II
Portions of Definitive Proxy Statement for Annual
 Meeting of Shareholders on May 31, 1995................................PART III

================================================================================

                                    PART I

                               ITEM 1.  BUSINESS


      The principal businesses of PS Group, Inc. (the "Company") are aircraft leasing (conducted directly), fuel sales and distribution, and oil and gas production and development.

      In March 1994 the Company sold its travel management business formerly conducted by its 85% owned subsidiary, USTravel Systems Inc. (USTravel). In August 1994 the Company adopted a plan to close-down or sell the major asset of Recontek, Inc. (Recontek), a metallic waste recycling plant in Newman, Illinois and, in December 1994, this plant was sold. Accordingly, travel management and metallic waste recycling are treated as discontinued operations.

      The Company was incorporated in Delaware in 1972 (under the original name PSA, Inc.) as the successor to a California corporation originally incorporated in 1945. The Company has its principal executive offices at 4370 La Jolla Village Drive, Suite 1050, San Diego, California, 92122; telephone number (619) 546-5001.

      As of December 31, 1994 the Company's corporate staff consisted of 9 full-time employees who conduct the Company's aircraft leasing operations as well as its executive and administrative activities.

AIRCRAFT LEASING

      The Company's aircraft investments consist of 21 wholly-owned and seven partially-owned jet aircraft. No additional aircraft have been acquired for lease since 1989, nor are any purchases currently contemplated. All of the Company's wholly-owned, leased aircraft have been pledged pursuant to various financing arrangements. In 1994 aircraft leasing contributed $35.6 million to the Company's consolidated operating revenues, or approximately 28% of total revenues from continuing operations.

      The information reported herein relating to the Company's aircraft lessees was obtained from published media reports. The Company refers readers to public information regarding USAir, Continental and America West for further details relating to their financial condition.

      Currently the Company has 16 aircraft on lease to USAir, Inc. ("USAir") under leases that expire at various times between 1998 and 2004. Six of the aircraft are McDonnell Douglas MD-80s and 10 are British Aerospace 146-200s. USAir contributed approximately 79% of the Company's aircraft lease revenues in 1994.

      The Company owns and leases to Continental Airlines, Inc. ("Continental") one MD-80 aircraft and one Boeing 737-300 aircraft under leases that expire at the beginning of 2008 and has a one-third interest in seven Boeing 737-200 aircraft which are leased to Continental under leases that expire in 1996. The Company also owns and leases to America West Airlines, Inc. ("America West") one Boeing 737-300 aircraft under a lease that expires in 2006. Two Boeing 747-100 freighter aircraft formerly leased to Pan American World Airways ("Pan Am") are held for sale. Both 747s were converted from passenger to full freighter configuration following their return from Pan Am. See "Recent Developments."

      TYPE OF AIRCRAFT LEASES. All of the Company's leases are net leases, which provide that the lessees bear the direct operating costs and the risk of physical loss of the aircraft, pay taxes, maintain the aircraft, indemnify the Company against any liability suffered as the result of any act or omission of the lessee, maintain casualty insurance in an amount equal to the specific amount set forth in the lease (which may be less than market value) and maintain liability insurance naming the Company as an additional insured. In general, substantially all obligations connected with the operation and maintenance of the leased aircraft are assumed by the lessee and minimal obligations are imposed upon the Company. The leases also typically provide that in those limited instances where the lessees have the voluntary right to terminate the lease, the lessee is obligated to pay the Company a stipulated sum which would retire any existing indebtedness relating to the aircraft and otherwise provide the Company with the same economic value it would have received had the lease continued.

      RECENT DEVELOPMENTS. During 1994 Continental significantly expanded their new low fare service called Continental Lite. This new service was not successful and was being scaled back in early 1995. Year-end 1994 results included a charge of about $400 million related to 42 aircraft Continental will phase out of its fleet (none of which are the Company's aircraft) plus charges for other cutbacks. Continental finished 1994 with approximately $400 million in cash, $110 million of which is restricted as to usage. In addition, new aircraft scheduled for delivery in 1996 and 1997 were delayed one year and Continental is also seeking to modify future debt payments. Continental, in comparison with many other carriers, has a lower cost structure. This lower cost structure should help sustain Continental as it is working to increase revenues while it reduces and redeploys part of its fleet. Until this redirection and cost reduction is successfully completed, there is uncertainty as to Continental's future. Due to Continental's financial condition, there is uncertainty as to whether the Company will recover its investment in aircraft leased to Continental.

      America West completed its reorganization and emerged from bankruptcy in August 1994. As part of the reorganization, America West is partially owned by Continental. Both carriers are implementing various programs to cross feed passengers and reduce common costs. While both passenger levels and profits have recently declined, America West has been profitable for eight consecutive quarters and finished 1994 with total cash of $211 million, of which $29 million was restricted as to its usage. America West has a lower cost structure, which should assist in its efforts to solidify its long-term position in the marketplace.

      Following the cessation of operations by Pan Am on December 4, 1991, two 747-100 aircraft were returned to the Company in early 1992. At the time of return, both aircraft were in a passenger configuration, although each had been previously modified, at the US Government's expense, to be convertible into cargo configuration in case of a national emergency.

      In February 1992 the Company committed to have the two ex-Pan Am 747s converted to full freighter status by The Boeing Company ("Boeing"). The Company also entered into an agreement with Boeing for the marketing of the aircraft. Conversion of both aircraft is now complete.

      Used aircraft values continued to decrease during 1994. As a result the Company - which wrote-down the value of the two 747-100s at the end of 1991, 1992 and 1993 by approximately $5.8 million, $9.9 million, and $17 million, respectively, took a further write-down of those aircraft at the end of 1994 of approximately $7.2 million.

      USAir leases 16 of the Company's aircraft - six MD-80 aircraft and ten BAe 146-200 aircraft. Since mid-1992 the BAe-146s have been out of service. USAir recorded additional loss reserves in 1994 against their 18 non-operating 146s (10 of which are leased from the Company).

1994 was a very difficult year for USAir. Added low fare/low cost competition from Continental (Continental Lite see above) and another new entrant into some of USAir's markets, two aircraft accidents with fatalities, which negatively impacted passenger levels, and a lack of progress in 1994 on reaching agreement with USAir's labor unions to reduce annual operating costs by $500 million all had significant impact on increasing USAir's losses in 1994. USAir recorded a net loss of $716 million in 1994 versus a 1993 loss of $375 million. To conserve cash during 1994, USAir suspended payment of preferred dividends and cancelled contracts to purchase new aircraft. The consolidated cash balance for USAir and its parent totalled $450 million at December 31, 1994. The projected cash balance of USAir at the end of the first quarter of 1995 is $200 million. USAir also announced the sale in February 1995 of 11 aircraft to be delivered in 1995, which will help reduce operating expenses. In March 1995, USAir announced a preliminary agreement with its pilots union as to a reported $190 million in annual expense savings for a five year period in exchange for "financial returns and governance participation." While this is an important step in USAir's goal to achieve a total of $500 million in annual wage and benefit savings and while all of USAir's unions have expressed their commitment to finalize agreements to strengthen USAir, as of April 10, 1995 uncertainty remains as to USAir's future. If USAir fails in its attempt to reduce expenses and ceases to pay rent on some or all of the aircraft it leases from the Company, there will be a material adverse impact on the Company. Due to USAir's financial condition there is uncertainty as to whether the Company will recover its investment in aircraft leased to USAir.

      The ultimate impact of the sale of the two 747 freighter aircraft, and the future prospects of USAir, Continental and America West on the Company are unknown. It is possible that the 747 freighter aircraft will be sold without further losses and that all of the current aircraft leases will remain with the existing carriers. On the other hand, (i) it is difficult to predict potential sales prices for the two 747 freighters (which may be less than current book value) and (ii) further economic deterioration of the Company's lessees could result in the return of some or all of the aircraft to the Company or the renegotiation of lease terms less favorable to the Company. If the aircraft were returned, the Company would be faced with a choice of maintaining control of the aircraft by continuing to make the scheduled debt payments or losing control of the aircraft to the lenders who would seek a buyer of the aircraft. Except for debt of $20.4 million on five BAe-146s and obligations of $25.9 million on the two 747 freighter aircraft, all other aircraft are encumbered by debt which is nonrecourse to the Company. If the lenders took control and sold the aircraft, the Company would likely lose most or all its equity. If, in the future, the Company has sufficient liquidity after a lessee defaulted and elected to pay the scheduled debt service to the lender(s), then the Company would be required to find purchasers or new lessees for the aircraft. To the extent that sales prices were less than the Company's carrying value or less favorable lease rates were obtained, the Company would be negatively affected.

PS TRADING -- FUEL SALES AND DISTRIBUTION

      PS Trading, Inc. (PST), which is wholly-owned by the Company, is headquartered in Dallas and also has sales staff in California and Arizona. PST contributed $79.6 million to the Company's 1994 consolidated operating revenues or approximately 63% of total revenues from continuing operations.

      PST operations, which are characterized by large revenues and small operating margins, are composed of three separate divisions consisting of aviation fuel sales, wholesale fuel marketing and facility services.

      AVIATION FUEL SALES. From its formation in 1980 until 1991, PST's primary business focus was sales of aviation fuel to scheduled airlines. Large commercial airlines no longer dominate PST's aviation sales. Part of this decline was a result of PST's decision not to rebid large contracts with de minimis margins and also the discontinuance of business with airlines who were experiencing financial adversity. In 1994 aviation fuel sales remained PST's largest revenue generator with a diversity of business from higher margin/lower volume sales to corporate, charter and cargo operators along with limited sales to scheduled passenger air carriers. PST will continue to focus on this same business in 1995 with renewed emphasis on providing responsive, quality service at reasonable margins.

      WHOLESALE FUEL MARKETING. PST's growth segment in 1994 and area of emphasis for future growth is wholesale fuel marketing. Sales volumes of refined petroleum products (primarily diesel and gasoline) to commercial, military, municipal and reseller customers increased 31% over 1993. PST's customer base grew during 1994 in California, Arizona and Nevada, while new sales territories in New Mexico and Oregon were being developed. As planned, PST began shipping pipeline quantities of gasoline and diesel fuel to selected terminals in California and Arizona during the third quarter of 1994. These pipeline purchases have reduced PST's average cost of fuel and resulted in greater profitability and higher sales volumes. During 1995, PST's plan is to continue sales development in existing areas and to begin shipping via pipeline to Washington and Oregon. Much of 1995 will be devoted to expanding sales capabilities by employing additional sales representatives, improving customer support services, and continuing to develop a formal employee training program.

      FACILITY SERVICES. PST owns or leases limited fuel storage facilities or pipelines in several locations including San Francisco, Oakland and Los Angeles. During 1994 PST leased terminal storage capacity in San Diego, Sacramento, Stockton and Chico, California and Phoenix, Arizona. During 1995 PST plans on leasing additional storage capacity in Seattle, Portland, Albuquerque and Los Angeles.

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

      ENVIRONMENTAL ISSUES. Since PST owns or leases fuel storage facilities or pipelines at several locations it is possible that future claims may be made against PST regarding potential soil and groundwater pollution. Currently no claim has been asserted. However, see "Legal Proceedings" for discussion of an order filed by the California Regional Water Quality Control Board, San Francisco Region. Typically PST operates at locations served by other companies including major airlines, oil companies and airports, most of which have greater financial resources and higher levels of operations at the locations served than the Company.

      EMPLOYEES. PST had 23 employees at December 31, 1994, none of whom are covered by union contracts.

STATEX - OIL AND GAS PRODUCTION AND DEVELOPMENT

      The Company's oil and gas operations are conducted by Dallas-based Statex Petroleum, Inc. (Statex), which is currently wholly-owned. The Company repurchased the interest of the two managers of Statex during 1994. Statex's primary business activity is the application of secondary recovery processes to increase the productivity of producing properties which yield crude oil. Typically this involves injecting water into reservoirs which have been depleted of their natural pressure. Since 1991 Statex has augmented the water injection with polymers to increase the recovery efficiencies. Statex concentrates its efforts in areas and reservoirs which have a proven history of economically attractive secondary recovery operations. Currently, the main focus is in North Texas.

      During 1994 Statex continued to improve the efficiency of its major property by reducing operating expenses, particularly power and repair costs. As a result of pricing and capital availability, major expansion projects were deferred. Consequently, at the end of 1994 gross production from the enhanced recovery projects averaged 1,225 barrels of oil per day versus 1,500 at the end of 1993. Statex will delay capital expenditures necessary to produce the proved, undeveloped reserves in Statex's primary Texas waterflood project until oil prices stabilize at $2 to $3 per barrel above year-end levels. Plans for 1995 call for extension of the major field by drilling two wells and a seismic survey to ascertain the potential of deeper reservoirs.

      The following table sets forth, by states, well ownership and producing acreage as of December 31, 1994:

                           Gross Wells        Net Wells        Producing Acres
                        ----------------  ----------------  --------------------
                          Oil      Gas      Oil      Gas      Gross       Net
                        -------  -------  -------  -------  ---------  ---------
      Alabama                 2        -     1.00        -        320        160
      Louisiana               -        2        -     0.04         22          3
      New Mexico              -        1        -     0.07        120          8
      North Dakota            1        -     1.00        -        304        304
      Oklahoma                2       14     0.05     6.16      6,476      1,866
      Texas                  81        4    70.60     1.60      7,111      4,784
                        --------------------------------------------------------
           TOTAL             86       21    72.65     7.87     14,353      7,125

The following table sets forth, by states, undeveloped acreage ownership as of December 31, 1994:

                                         Acres
                                  ---------------------
                                    Gross         Net
                                  ---------     -------
                Oklahoma              1,708         214
                Texas                 4,878         688
                                  ---------     -------
                      TOTAL           6,586         902

      For further information with respect to the oil and gas properties see Page 12 of the Company's 1994 Annual Report to Stockholders.

      The following table sets forth information related to oil and gas production for the years ended December 31, 1994 and December 31, 1993:

                                              1994         1993
                                            --------     --------
           Average Sales Price:
                   Oil (Per BBL)            $  16.21     $  17.64
                   Gas (Per MCF)                1.99         2.02
           Average Production Cost
            per Equivalent BBL              $   7.88     $   9.93

      During 1994 no wells were drilled. In 1993 no exploratory wells were drilled and eight gross (7.1 net) development wells were drilled, all of which were producing.

      As of December 31, 1994 and 1993 Statex was not participating in the drilling and/or completion of any wells.

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

      ECONOMIC AND COMPETITIVE FACTORS AFFECTING STATEX. Statex is engaged primarily in the production and sale of crude oil and natural gas directly from the well to remarketers. Statex has literally hundreds of competitors, most of which are larger and have greater resources than Statex. Oil and natural gas are fungible commodities and as such the prices Statex receives for its products are directly related to the open market price for such products at the time of sale. These prices generally fluctuate and are for the most part controlled by the laws of supply and demand. The price for oil is particularly driven by worldwide production and demand. Statex has virtually no control over the establishment of prices for its products.

      To the extent there should be an oversupply of product and resulting lower prices, Statex's revenues would be negatively impacted.

      EMPLOYEES. Statex had eight employees as of December 31, 1994. None of the employees are covered by union contracts.


FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

      For financial information about business segments, see Pages 6 through 13 of the Company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference.

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

      Statex leases approximately 5,000 square feet for executive offices at 1801 Royal Lane, Suite 110, Dallas, Texas 75229 at an approximate annual rental of $34,000, for a period ending in mid-1995 with a 5-year renewal option at 95% of current market rates. For information regarding Statex oil and gas properties see "Business - Oil and Gas Production."

      The Company believes that its present properties are adequate for its business in light of its current operations.


                               FLIGHT EQUIPMENT

      The aircraft owned by the Company as of March 31, 1995 are listed in the following table.

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

   Notes:

   (a) Six MD-80s are leased to USAir for terms expiring from 1998 to 2004. One is leased to Continental for a term expiring at the beginning of 2008.
   (b)   These aircraft are all leased to USAir for terms expiring in 2000.
   (c)   These aircraft are held for sale.  They were formerly leased to Pan Am.
   (d) The Company owns a one-third interest in each of these aircraft. United States Airlease and Airlease, Ltd. each also own a one-third interest. All seven aircraft are leased to Continental for terms expiring in 1996.
   (e) One aircraft is leased to Continental for a term expiring at the beginning of 2008. One aircraft is leased to America West for a term expiring in 2006.



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

      In the fall of 1992 the Company obtained dismissals of both the California Case and Illinois Case. In each instance, however, the court granted the plaintiffs leave to file an amended petition. In December 1992 the California case and the Illinois Case were consolidated in the Southern District of Illinois (the Consolidated Case). In March 1995 the Company reached an agreement in principle to settle for $5,000,000 all pending class action litigation. The Company continues to deny all claims in the litigation, and a substantial factor in the decision to settle was the substantial cost that would be incurred to litigate the matter through trial. The settlement was recommended by a disinterested special litigation committee of the Company's Board of Directors, with the advice of independent counsel.

      The effectiveness of the settlement is subject to reaching a definitive agreement and certain other conditions, including the payment by USAir, Inc. of its rental payment obligations in the amount of $13,490,000 which were due by March 31st and April 3rd, 1995 for 15 aircraft leased by the Company to USAir. These payments were received on time. The settlement is also subject to approval by the federal court, which will review the fairness of the settlement. As required by the Federal Rules of Civil Procedure, notice of the settlement will be given to class members, describing the settlement and permitting class members to participate in, object to, or opt out of the settlement.

      The Company, along with numerous other companies including major airlines, major oil companies and the owner of the San Francisco International Airport (most of which have greater financial resources than the Company), is under an order by the California Regional Water Quality Control Board, San Francisco Bay Region, to participate in the investigation, remediation and monitoring of actual or alleged soil and groundwater pollution at San Francisco International Airport. The Company and other potentially responsible parties have undertaken a joint compliance effort. No litigation is currently pending concerning this matter. The Company will vigorously defend against future claims, if any, in this matter.

      A subsidiary of the Company is the defendant in three complaints which fall under the Alaska Wage and Hour Act. The cases relate to three former employees who served as travel agents. The Company is vigorously defending these cases. While the amounts sought approximate $1 million, the Company believes the amount of ultimate liability will not have a materially adverse effect on the Company's financial condition.

      The Company is a defendant in several other lawsuits related to the ordinary course of business, none of which are expected to have a materially adverse effect on the Company's financial condition.



                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                               SECURITY HOLDERS


      None.

              ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY


      The following table sets forth the names, ages and certain additional information concerning the executive officers of the Company.

                                          Age on
                                         March 31,       Positions with the Company
      Name                                 1995           and Principal Occupation
- ---------------                          ---------       --------------------------
Lawrence A. Guske                          50            Vice President - Finance and Chief Financial Officer of the Company (since
                                                         1987).

Charles E. Rickershauser, Jr.              66            Chairman of the Board (since 1991), Chief Executive Officer (since 1994)
                                                         and Director (since 1984). Previously a partner in the law firm of Fried,
                                                         Frank, Harris, Shriver and Jacobsen (1986-1990); Chairman of the Board &
                                                         CEO of the Pacific Stock Exchange (1979-1986).

Johanna Unger                              46            Vice President and Controller of the Company (since 1988) and Secretary of the Company (since 1994).

      There are no family relationships between any of the Company's executive officers. Each of the Company's executive officers are elected annually and serve at the pleasure of the Board of Directors.


                                    PART II


      The information required by Items 5, 6, 7 and 8 of this Part II are hereby incorporated by reference from pages 6 through 39 of the Company's 1994 Annual Report to Shareholders.

      ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

      ITEM 6.    Selected Financial Data

      ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      ITEM 8.    Financial Statements and Supplementary Data

                     ITEM 9.  CHANGES IN AND DISAGREEMENTS
                      WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

      Not applicable.


                                   PART III


      The information called for by Part III, Items 10 through 13, is incorporated by reference from the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or prior to April 14, 1995. Certain information concerning the Executive Officers of the Company is included in Part I, supra. See "Additional Item. Executive Officers of the Company."



                                    PART IV

                   ITEM 14.  FINANCIAL STATEMENTS, EXHIBITS
                            AND REPORTS ON FORM 8-K


(a)   Financial Statements and Exhibits

      1.    Financial Statements:  See Index to Financial Statements, Page F-1.
      2.    Exhibits:  See Index to Exhibits following Page F-2.

(b)   Reports on Form 8-K

      None.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


      DATED:  April 12, 1995.

                                  PS GROUP, INC.
                                  (Registrant)


                                  By: /s/ Lawrence A. Guske
                                     -------------------------------------
    LAWRENCE A. GUSKE
                                          Vice President - Finance
                                          and Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Lawrence A. Guske and Johanna Unger, and each of them, as attorneys-in-fact, on his or her behalf, individually and in each capacity stated below, to sign and file any amendment to this Form 10-K Annual Report.

         SIGNATURE                           TITLE                        DATE
         ---------                           -----                        ----

/s/ C. E. Rickershauser, Jr.         Chairman of the Board,           April 12, 1995
- -----------------------------
(C. E. Rickershauser, Jr.)           Chief Executive Officer


/s/ Lawrence A. Guske                Vice President -                 April 12, 1995
- -----------------------------
(Lawrence A. Guske)                  Finance and Chief
                                     Financial Officer
                                     (principal financial
                                     officer)


/s/ Johanna Unger                    Vice President, Controller       April 12, 1995
- -----------------------------
(Johanna Unger)                      and Secretary (principal
                                     accounting officer)


/s/ Robert M. Fomon                  Director                         April 12, 1995
- -----------------------------
(Robert M. Fomon)


/s/ J. P. Guerin                     Director                         April 12, 1995
- -----------------------------
(J. P. Guerin)


/s/ Donald W. Killian, Jr.           Director                         April 12, 1995
- -----------------------------
(Donald W. Killian, Jr.)


/s/ Gordon C. Luce                   Director                         April 12, 1995
- -----------------------------
(Gordon C. Luce)

                                PS GROUP, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                 [ITEM 14(A)]

                                                           Page Reference
                                                      -------------------------
                                                                   Annual
                                                                   Report to
                                                      Form 10-K    Stockholders
                                                      ---------    ------------
Report of Ernst & Young LLP, independent auditors                       37
Consolidated statements of financial position at
 December 31, 1994 and 1993                                             18
Consolidated statements of operations for each of
 the three years in the period ended
 December 31, 1994                                                      19
Consolidated statements of cash flows for each of
 the three years in the period ended
 December 31, 1994                                                      20
Consolidated statements of stockholders' equity for
 each of the three years in the period ended
 December 31, 1994                                                      21
Notes to consolidated financial statements                              22

Supplementary information:
 Quarterly financial information (unaudited)                            32
 Oil and gas operations (unaudited)                                     33

Consent of Ernst & Young LLP, independent auditors        F-2

  All schedules and any pro-forma financial statements are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

  The consolidated statements of financial position of PS Group, Inc. at December 31, 1994 and 1993 and the related statements of operations, cash flows and stockholders' equity and the report of Ernst & Young LLP, independent auditors, are set forth on the pages indicated above in the Annual Report to Stockholders of PS Group, Inc. for the year ended December 31, 1994 and are incorporated herein by reference.

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report on Form 10-K of PS Group, Inc. of our report dated February 3, 1995 except for Note 4, as to which the date is April 3, 1995, included in the 1994 Annual Report to Stockholders of PS Group, Inc.

We also consent to the incorporation by reference in (i) the Registration Statement (Form S-8 No. 2-97926) pertaining to the Employee Incentive Stock Option Program and the Incentive Stock Option Plan of PS Group, Inc. and (ii) the Registration Statement (Form S-8, No. 33-45608) pertaining to the Recontek, Inc. 1987 Employment Stock Option Plan of our report referred to above, with respect to the consolidated financial statements of PS Group, Inc. incorporated by reference in the Annual Report (Form 10-K) for the year ended December 31, 1994 filed with the Securities and Exchange Commission.



/s/ Ernst & Young LLP

ERNST & YOUNG LLP


San Diego, California
April 12, 1995

                               INDEX TO EXHIBITS


(3)(i)  Articles of Incorporation.

        (a) Restated Certificate of Incorporation. (Incorporated by reference to Exhibit (3)(a) to the Company's Current Report on Form 8-K dated November 18, 1986.)
        (b) Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit (3)(b) to the Company's Current Report on Form 8-K dated November 18, 1986.)
        (c) Certificate of Amendment to Certificate of Incorporation dated May 24, 1990. (Incorporated by reference to Exhibit 3(c) to the Company's 1990 Annual Report on Form 10-K.)
        (d) Certificate of Amendment to Certificate of Incorporation dated June 12, 1992. (Incorporated by reference to Exhibit 3(d) to the Company's 1992 Annual Report on Form 10-K.)

(3)(ii) Bylaws (as amended through March 24, 1995.)

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

(10) Material contracts:

        (a) 1984 Stock Incentive Plan of PS Group, Inc. (Incorporated by reference to Exhibit (19)(a) to the Company's report on Form 10-Q for the quarter ended June 30, 1985.)
        (b) Amendment to 1984 Stock Incentive Plan for PS Group, Inc., as approved by the Stockholders May 21, 1987. (Incorporated by reference to Exhibit (10)(g) to the Company's 1987 Annual Report on Form 10-K.)
        (c) Form 1, Form 2, Form 3, and Form 4 of Option Agreement effective November 17, 1984. (Incorporated by reference to Exhibit (19)(h) to the Company's report on Form 10-Q for the quarter ended June 30, 1985.)
        (d) Retirement Plan for Corporate Officers of PSA, Inc. (now PS Group, Inc.) and Participating Subsidiaries effective March 12, 1984, amending and restating the Retirement Plan for Corporate Officers of Pacific Southwest Airlines.
        (e) Employment Agreement dated January 15, 1988 between the Company and Lawrence A. Guske. (Incorporated by reference to Exhibit 10(q) to the

                                    Index-1

              Company's 1988 Annual Report on Form 10-K.) This Agreement is substantially identical in all material respects to the Employment Agreement between the Company and Johanna Unger.
        (f) Amendment dated April 1, 1989 to Employment Agreement between the Company and Lawrence A. Guske. (Incorporated by reference to
              Exhibit 10(q) to the Company's 1989 Annual Report on Form 10-K.) This Amendment is substantially identical in all material respects to Amendment to Employment Agreement between the Company and Johanna Unger.
        (g) Agreement dated December 14, 1990 between Berkshire Hathaway Inc. ("Berkshire") and the Company relating to Berkshire's acquisition of the Company's Common Stock. (Incorporated by reference to Exhibit 10(v) to the Company's 1990 Annual Report on form 10-K.)
        (h)   Form of Indemnification Agreement. (Incorporated by reference to
              Exhibit 10(w) to the Company's 1990 Annual Report on Form 10-K as filed on Form 8 Amendment thereto dated May 29, 1991.)
        (i) Arrangement for Pension benefit for Chairman of the Board of the Company. (Incorporated by reference to Exhibit 10(u) to the Company's 1992 Annual Report on Form 10-K.)
        (j) Amended and Restated Credit Agreement dated June 23, 1994 between the Company and Bank of America National Trust and Savings Association.
        (k) Letter agreement dated September 28, 1994 between George M. Shortley and PS Group, Inc. regarding the terms of his resignation effective October 1, 1994.
        (l) Letter agreement dated September 28, 1994 between Dennis C. O'Dell and PS Group, Inc. regarding the terms of his resignation effective October 1, 1994.

(12)    Computation of Ratios.

(13)    1994 Annual Report to Stockholders.

(21)    Subsidiaries.

(23) Consent of Independent Auditors (see page F-2 of Item 14(a) of this Form 10-K).

(27)    Financial Data Schedule

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Matters relating to executive compensation plans and arrangements can be found within the index to exhibits as follows: (10)(a), (10)(b), (10)(c), (10)(d),
(10)(e), (10)(f), (10)(h), (10)(i), (10)(k) and (10)(l).

ALL EXHIBITS INCORPORATED BY REFERENCE ARE FILED IN PS GROUP, INC. DOCUMENTS COMMISSION FILE NUMBER 1-7141.

                                    Index-2