Form 10-Q
period 1995-03-31
PS GROUP INC
filed 1995-05-01
CIK 80966

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1995: 6,068,313 shares of common stock, $1 par value.


                                PS GROUP, INC.

                        PART  I - FINANCIAL INFORMATION

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                PS GROUP, INC.
                                                (Registrant)
Date:  May 1, 1995


/s/ L.A. Guske
LAWRENCE A. GUSKE
Vice President - Finance and
Chief Financial Officer


PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
March 31, 1995 and December 31, 1994
(in thousands)

                                                             1995       1994
 ASSETS

 Current assets:
  Cash and cash equivalents                             $  22,893  $  22,780
  Accounts and notes receivable                            17,196     18,304
  Other current assets                                     14,187     14,902
     Total current assets                                  54,276     55,986

 Property and equipment, net                               20,894     21,081
 Aircraft leased under operating leases, net              131,412    134,933
 Investment in aircraft financing leases                   99,318    101,248
 Aircraft held for sale and other assets                   41,993     48,010

                                                        $ 347,893  $ 361,258

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Amounts due for aircraft conversions and other        $  46,099  $  30,546
  Current portion of long-term obligations                 15,461     15,151
     Total current liabilities                             61,560     45,697

 Long-term obligations                                    117,198    122,074
 Deferred income taxes and other                           39,074     64,336

 Stockholders' equity:
  Common stock                                              6,068      6,068
  Additional paid-in capital                               98,420     98,420
  Retained earnings                                        25,573     24,663
     Total stockholders' equity                           130,061    129,151

                                                        $ 347,893  $ 361,258



See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
Three Months Ended March 31, 1995 and 1994
(in thousands except per share data)


                                                               1995     1994*
Continuing operations:
  Revenues:
    Fuel sales and distribution                             $25,849  $ 21,063
    Aircraft leasing                                          8,898     8,914
    Oil and gas production and development                    1,778     1,677
    Interest and other                                          562     1,291
                                                             37,087    32,945

  Costs and expenses:
    Cost of sales                                            26,469    21,129
    Depreciation, depletion and amortization                  4,059     4,034
    General and administrative expenses                         985     1,288
    Interest expense                                          4,010     4,121
                                                             35,523    30,572

  Income from continuing operations before taxes              1,564     2,373
  Provision for taxes                                           655       887
  Income from continuing operations                             909     1,486

Discontinued operations, net of tax:
  Loss from operations                                                 (3,121)
  Gain on disposition                                                  15,330
                                                                       12,209

    Net income                                              $   909  $ 13,695

Income (loss) per share:
  Continuing operations                                     $  .15   $    .24
  (Loss) from operations of discontinued operations                      (.51)
  Gain on disposition of discontinued operation                          2.53
    Net income per share                                    $  .15   $   2.26

Shares used in determining net income per share               6,068     6,066



* Restated as described in Note a.

See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1995 and 1994
(in thousands)


                                                               1995     1994*
Cash flows from operating activities:
  Income from continuing operations                         $   909  $  1,486
  Non-cash items:
    Depreciation, depletion and amortization                  4,059     4,034
    Deferred taxes and other                                  1,411     1,015
  Changes in non-cash working capital affecting
   cash from operations:
    Other current assets                                      1,799     4,044
    Other current liabilities                                (5,523)   (3,000)
     Net cash provided from operating activities              2,655     7,579

Cash flows from financing activities:
  Reductions to long-term obligations                        (4,568)  (26,962)
  Stock options exercised                                                   2
     Net cash used in financing activities                   (4,568)  (26,960)

Cash flows from investing activities:
  Capital additions                                            (130)     (111)
  Cash (collateralization) release of letters of credit         815   (17,692)
  Proceeds from sales of marketable securities and other      1,637     6,738
     Net cash provided from (used in) investing activities    2,322   (11,065)

Discontinued operations                                        (296)   38,208

Net increase in cash and cash equivalents                       113     7,762
Cash and cash equivalents at beginning of period             22,780     5,133
Cash and cash equivalents at end of period                  $22,893  $ 12,895



* Restated as described in Note a.

See accompanying notes.

PS Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(a) In March 1994 the assets of USTravel Systems Inc., PSG's travel management segment, were sold. In August 1994 PSG adopted a plan to close-down or sell a metallic waste recycling plant, the major asset of Recontek, Inc., a subsidiary of PSG, and in December 1994 the plant was sold. Accordingly, travel management and metallic waste recycling are shown as discontinued operations in 1994. Information for the first quarter of 1994 has been restated to show Recontek as a discontinued operation; travel management was previously shown as a discontinued operation in the first quarter of 1994.

(b) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments, other than the disposition of the travel management business in 1994) necessary for a fair statement of the consolidated financial position at March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994, and cash flows for the three months ended March 31, 1995 and 1994. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the PSG 1994 Annual Report to Stockholders (the 1994 Annual Report).

PS Group, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Revenues - Revenues from PSG's fuel sales and distribution subsidiary, PS Trading, Inc. (PST), increased 23% for the first quarter of 1995 compared to 1994 as a result of increased marketing efforts of the wholesale fuel division.

Interest and other revenues were down $.7 million in the first quarter of 1995 primarily because there were no investment gains in 1995's first quarter compared to 1994's gains of $.7 million.

Costs and expenses - The increase during the first quarter of 1995 in the cost
of sales reflects the increased fuel volumes at PST.   The decrease in general
and administrative expenses for the first quarter of 1995 is largely due to reductions in corporate staff.

Income taxes - Taxes in both 1995 and 1994 differ from the corporate federal tax rate primarily because of the effect of state taxes.

Segment results - In spite of increased revenues, PST's profits decreased during the first quarter of 1995 due to lower operating margins as a result of declining prices, which were recovering late in the quarter.

Results for aircraft leasing in 1995 were similar to 1994.

Statex operating results declined in 1995's first quarter due to increased costs.


FINANCIAL CONDITION

At March 31, 1995 PSG's principal source of liquidity was cash and cash equivalents of $22.9 million, a $.1 million increase from December 31, 1994. The major changes in cash and cash equivalents are detailed in the Unaudited Condensed Consolidated Statements of Cash Flows. PSG's capitalization consisted of 51% long and short-term obligations and 49% equity at March 31, 1995 compared to 52%/48% at December 31, 1994. There was a working capital deficit of $7.3 million at March 31, 1995 compared to working capital of $10.3 million at December 31, 1994. The large decrease in working capital is the result of the reclassification to current of the payment obligation related to the conversion of the two 747 freighter aircraft described below. At the end of 1995's first quarter PSG had $6.9 million outstanding under its bank credit agreement, consisting entirely of letters of credit, all of which were cash collateralized. No borrowings are permitted under the bank credit agreement.

Under the March 1995 agreement reached in principle to settle all pending class action litigation, the only significant items remaining to be accomplished at March 31, 1995 are the definitive agreement and the approval of the Federal Court. While the $5 million settlement liability was recorded as of December 31, 1994, the actual cash payment is expected to be made in either the second or third quarter of 1995.

In April 1995 PSG amended its agreement with the company which converted PSG's two 747 aircraft into full cargo configuration. This amendment fixed the payment obligation for the conversions at approximately $20 million and requires full payment by the end of 1995. The payment obligation is collateralized by the two 747-100 freighter aircraft. If the obligation is not paid by the fall of 1995, the aircraft will be put up for auction and PSG will be liable for any short-fall in sales proceeds to cover the payment obligation. PSG is talking with several potential buyers and is vigorously marketing the aircraft, but there can be no assurances the sale(s) will be completed by the end of 1995 or that if completed the proceeds will be sufficient to cover the payment obligation. If a sale does occur, PSG may be required to provide part of the financing for the buyer. This could result in PSG directly funding part of the payment obligation. At March 31, 1995 the payment obligation was reclassified to a current liability. Due to the uncertainty surrounding any potential sale and related PSG financing participation, the aircraft held for sale are shown as long-term assets.

Realization of certain of PSG assets is dependent upon the future performance by USAir, Inc. (USAir) and Continental Airlines, Inc. (Continental) under aircraft leases with PSG. Should either USAir or Continental default on their leases with PSG or reject certain of such leases, PSG would suffer significant losses on the ultimate disposal of the related aircraft or upon the ultimate repossession of the aircraft by the lenders. The eventual outcome of these matters cannot be determined at this time. For a more complete discussion of USAir's and Continental's relationships to PSG's financial condition refer to PSG's 1994 Annual Report.

As discussed in the 1994 Annual Report, PSG is subject to tax regulations that severely limit future usage of net operating losses and tax credit carry forwards for tax purposes. This limitation occurs if there is a "calculated" 50% stock ownership change over a three year period. While this test has not yet been exceeded (approximate 38% change at year end 1994), future ownership changes, primarily involving present or future holders of 5% or more of PSG's shares, may result in significant limitations in usage of tax benefit carry forwards. Generally, PSG has no control of purchases or sales by investors who acquire 5% or more of PSG shares.

PSG believes that, absent a failure by USAir to meet its lease obligations to PSG, its cash and cash equivalents plus projected cash flow are adequate to meet the operating and planned capital needs of PSG in both the short and long-term.