Form 10-Q
period 1995-06-30
PS GROUP INC
filed 1995-08-04
CIK 80966

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 1995: 6,068,313 shares of common stock, $1 par value.


                            PS GROUP, INC.


                    PART  I - FINANCIAL INFORMATION


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

      An annual meeting of stockholders of the Company was held on May 31, 1995 for the purpose of electing three directors, one with a term expiring in 1997 and two whose terms will expire in 1998. Information with respect to this item and other information required by Regulation 14 is contained in the definitive proxy statement furnished to stockholders of the Company dated April 11, 1995.

      The votes cast for directors at the annual meeting are as follows:

                                                          Percent of
                                For        Withheld         Shares
                                                         Represented
                            ---------      --------      -----------
        Robert M. Fomon     5,708,366       24,802          99.6%
        J.P. Guerin         5,518,332      214,836          96.3%
        Gordon C. Luce      5,708,471       24,697          99.6%


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

                                                            PS GROUP, INC.
                                                             (Registrant)

Date:  August 4, 1995



/s/ L.A. Guske
- -----------------
LAWRENCE A. GUSKE

Vice President - Finance and
Chief Financial Officer


PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
June 30, 1995 and December 31, 1994
(in thousands)


                                                               1995      1994
                                                           --------  --------
ASSETS

Current assets:
  Cash and cash equivalents                                $ 27,964  $ 22,780
  Accounts and notes receivable                              18,691    18,304
  Other current assets                                       15,376    14,902
                                                           --------  --------
    Total current assets                                     62,031    55,986

Property and equipment, net                                  20,693    21,081
Aircraft leased under operating leases, net                 127,891   134,933
Investment in aircraft financing leases                      98,902   101,248
Aircraft held for sale                                                 29,100
Other assets                                                 16,193    18,910
                                                           --------  --------
                                                           $325,710  $361,258
                                                           ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Other current liabilities                                $ 24,181  $ 30,546
  Current portion of long-term obligations                   15,597    15,151
                                                           --------  --------
    Total current liabilities                                39,778    45,697

Long-term obligations                                       113,846   122,074
Deferred income taxes and other                              42,050    64,336

Stockholders' equity:
  Common stock                                                6,068     6,068
  Additional paid-in capital                                 98,420    98,420
  Retained earnings                                          25,548    24,663
                                                           --------  --------
    Total stockholders' equity                              130,036   129,151
                                                           --------  --------
                                                           $325,710  $361,258
                                                           ========  ========






See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 1995 and 1994
(in thousands, except per share amounts)

                                               Three Months      Six Months
                                                   Ended            Ended
                                              ------- -------  ------- -------
                                                 1995    1994    1995    1994
                                              ------- -------  ------- -------
Continuing operations:
 Revenues:
    Fuel sales and distribution               $30,476 $14,301  $56,325 $35,364
    Aircraft leasing                            8,847   8,871   17,745  17,785
    Oil and gas production and development      1,809   1,921    3,587   3,598
    Interest and other                            592     413    1,154   1,704
                                              ------- -------  ------- -------
                                               41,724  25,506   78,811  58,451
 Costs and expenses:
    Costs of products and services sold        31,047  14,983   57,516  36,112
    Depreciation, depletion and amortization    4,064   4,028    8,123   8,062
    General and administrative expenses         1,099   1,347    2,084   2,635
    Loss on aircraft disposition                1,701            1,701
    Interest expense                            3,813   4,256    7,823   8,377
                                              ------- -------  ------- -------
                                               41,724  24,614   77,247  55,186
                                              ------- -------  ------- -------
 Income from continuing operations before
   taxes                                            0     892    1,564   3,265
 Provision for taxes                               25     498      680   1,385
                                              ------- -------  ------- -------
 Income (loss) from continuing operations         (25)    394      884   1,880

Discontinued operations, net of tax:
 (Loss) from operations                                  (383)          (3,504)
 Gain (loss) on disposition                            (2,486)          12,844
                                                      -------          -------
                                                       (2,869)           9,340
                                              ------- -------  ------- -------
    Net income (loss)                          $  (25)$(2,475)  $  884 $11,220
                                              ======= =======  ======= =======

Income (loss) per share:
 Continuing operations                         $    -  $   .06  $ .15  $   .31
 (Loss) from operations of discontinued
   operations                                             (.06)           (.58)
 Gain (loss) on disposition of discontinued
   operations                                             (.41)           2.12
                                               ------- -------  ------- -------
    Net income (loss) per share                $    -   $ (.41) $ .15   $ 1.85
                                               ======= ======= ======= =======

Shares used in determining net income (loss)
  per share                                      6,068   6,066    6,068  6,066
                                               ======= =======  ======= =======
See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1995 and 1994
(in thousands)



                                                               1995     1994
                                                            -------  -------
Cash flows from operating activities:
  Income from continuing operations                         $   884  $ 1,880
  Non-cash items:
    Depreciation, depletion and amortization                  8,123    8,062
    Deferred taxes and other                                  3,748    1,713
  Changes in non-cash working capital affecting
   cash from operations:
    Other current assets                                     (1,365)  11,358
    Other current liabilities                                (3,996)  (8,407)
                                                            -------  -------
     Net cash provided from operating activities              7,394   14,606

Cash flows from financing activities:
  Additions to long-term obligations                                  13,338
  Reductions to long-term obligations                        (7,784) (32,608)
                                                            -------  -------
     Net cash used in financing activities                   (7,784) (19,270)

Cash flows from investing activities:
  Capital additions                                            (401)    (220)
  Cash collateralization of letters of credit, net            1,917   (7,691)
   Proceeds from aircraft sales and other                     4,297    4,434
                                                            -------  -------
     Net cash provided from (used in) investing activities    5,813   (3,477)

Discontinued operations                                        (239)  20,697
                                                            -------  -------
Net increase in cash and cash equivalents                     5,184   12,556
Cash and cash equivalents at beginning of period             22,780    5,133
                                                            -------  -------
Cash and cash equivalents at end of period                  $27,964  $17,689
                                                            =======  =======







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

(b) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments, other than the disposition of the travel management and metallic waste recycling businesses in 1994) necessary for a fair statement of the consolidated financial position at June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the PSG 1994 Annual Report to Stockholders (the 1994 Annual Report).

PS Group, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Revenues - Revenues from PSG's fuel sales and distribution subsidiary, PS Trading, Inc. (PST), increased 113% and 59%, respectively, for the second quarter and first six months of 1995 compared to the 1994 periods as a result of increased marketing efforts of the wholesale fuel division.

Interest and other revenues were down in the first half of 1995 primarily because there were no investment gains in 1995 compared to gains of $.7 million in 1994's first half.

Costs and expenses - The increase during the second quarter and first half of 1995 in the cost of products and services sold reflects the increased volumes at PST. The decrease in general and administrative expenses for the second quarter and first half of 1995 is largely due to reductions in corporate staffing and reduced legal expenses associated with the securities litigation described in the 1994 Annual Report. Interest expense decreased in 1995's second quarter and first half primarily due to lower levels of outstanding debt.

Loss on aircraft disposition - In June 1995 PSG sold two Boeing 747-100SF aircraft which were held for sale since they were returned to PSG in early 1992 when the lessee of the aircraft, Pan American World Airways, Inc., ceased operations. Subsequently, these aircraft were converted into full cargo configuration under an agreement with a third party vendor, and an obligation for approximately $20 million was incurred. This obligation was paid-off out of the sale proceeds. As a result of this sale, PSG recorded in the second quarter of 1995 a $1.7 million pre-tax loss on disposition. The net cash proceeds to PSG (after payment of costs and expenses and the repayment of the obligation mentioned above) was approximately $1.5 million.

Income taxes - Taxes in both 1995 and 1994 differ from the corporate federal tax rate primarily because of the effect of state taxes.

Segment results - In spite of increased revenues, PST's profits decreased during the first half of 1995 due to lower operating margins as a result of declining prices in early 1995. PST's second quarter profits in 1995 and 1994 were approximately the same.

Second quarter and first half results in 1995 for aircraft leasing were sightly improved over 1994 primarily due to reduced interest expense.

Statex operating results declined slightly in 1995 principally due to higher costs.

FINANCIAL CONDITION

At June 30, 1995 PSG's principal source of liquidity was cash and cash equivalents of $28 million, a $5.2 million increase from December 31, 1994. The major changes in cash and cash equivalents are detailed in the Unaudited Condensed Consolidated Statements of Cash Flows. PSG's capitalization consisted of 50% long and short-term obligations and 50% equity at June 30, 1995 compared to 52%/48% at December 31, 1994. There was working capital of $22.3 million at June 30, 1995 compared to working capital of $10.3 million at December 31, 1994. At the end of 1995's second quarter PSG had $5.7 million outstanding under its bank credit agreement, consisting entirely of letters of credit, all of which were cash collateralized. No borrowings are permitted under the bank credit agreement. PSG is working to extend or replace the current credit agreement which expires in early November 1995.

In July 1995 the Federal Court signed an Order preliminarily approving the settlement reached in March 1995 to settle all pending class action litigation. While the $5 million settlement liability was recorded as of December 31, 1994, the actual cash payment was made in July 1995.

Realization of certain of PSG assets is dependent upon the future performance by USAir, Inc. (USAir) and Continental Airlines, Inc. (Continental) under aircraft leases with PSG. Should either USAir or Continental default on their leases with PSG or reject certain of such leases, PSG would suffer significant losses on the ultimate disposal of the related aircraft or upon the ultimate repossession of the aircraft by the lenders. The eventual outcome of these matters cannot be determined at this time. For a more complete discussion of USAir's and Continental's relationships to PSG's financial condition refer to PSG's 1994 Annual Report. PSG refers readers to public information regarding USAir and Continental for current details relating to their financial condition. USAir frequently makes important announcements. For example, on July 28, 1995, USAir announced that "it is ending discussions with its unions on a wage concession and restructuring package and now will concentrate on reducing its labor costs through traditional collective bargaining." USAir also reported that it is vital to their long-term future to reduce their costs.

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