Form 10-Q
period 1995-09-30
PS GROUP INC
filed 1995-11-06
CIK 80966

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  September 30, 1995

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1995: 6,068,313 shares of common stock, $1 par value.


                              PS GROUP, INC.


                 PART  I - FINANCIAL INFORMATION


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

      (a)  Exhibits.

            10.   Material contracts.

                  (a) Amended and Restated Credit Agreement dated October 3, 1995 between the Company and Bank of America National Trust and Savings Association.

            27.   Financial Data Schedule.

      (b)  Reports on Form 8-K.

            None.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            PS GROUP, INC.
                                                            --------------
                                                             (Registrant)

Date:  November 6, 1995



/s/ L.A. Guske
-----------------
LAWRENCE A. GUSKE

Vice President - Finance and
Chief Financial Officer


PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1995 and December 31, 1994
(in thousands)

                                                             1995      1994
                                                            -------   -------
ASSETS

Current assets:
  Cash and cash equivalents                                $  6,876  $ 22,780
  Marketable securities                                      16,868     1,113
  Accounts and notes receivable                              21,627    18,304
  Other current assets                                       13,709    13,789
                                                            -------   -------
    Total current assets                                     59,080    55,986

Property and equipment, net                                  20,250    21,081
Aircraft leased under operating leases, net                 123,975   134,933
Investment in aircraft financing leases                      97,557   101,248
Aircraft held for sale                                                 29,100
Other assets                                                 15,587    18,910
                                                            -------   -------
                                                           $316,449  $361,258
                                                            =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued legal settlement                                           $  5,000
  Income taxes payable                                      $   129     4,944
  Other current liabilities                                  16,172    20,602
  Current portion of long-term obligations                   17,458    15,151
                                                            -------   -------
    Total current liabilities                                33,759    45,697

Long-term obligations                                       108,472   122,074
Deferred income taxes                                        37,326    32,840
Other liabilities                                             5,615    31,496

Stockholders' equity:
  Common stock                                                6,068     6,068
  Additional paid-in capital                                 98,420    98,420
  Retained earnings                                          26,789    24,663
                                                            -------   -------
    Total stockholders' equity                              131,277   129,151
                                                            -------   -------
                                                           $316,449  $361,258
                                                            =======   =======


See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 1995 and 1994
(in thousands, except per share amounts)

                                                Three Months     Nine Months
                                                    Ended            Ended
                                                -------------   -------------
                                                 1995    1994    1995    1994
Continuing operations:
 Revenues:
    Fuel sales and distribution               $31,692 $19,102  $88,017 $54,466
    Aircraft leasing                            8,842   8,933   26,587  26,718
    Oil and gas production                      1,635   2,248    5,222   5,846
    Interest and other                            782     360    1,936   2,064
                                              -------  ------  ------- -------
                                               42,951  30,643  121,762  89,094

 Costs and expenses:
    Costs of products and services sold        32,095   19,691  89,611  55,803
    Depreciation, depletion and amortization    3,986    4,153  12,109  12,215
    General and administrative expenses           946    2,304   3,030   4,939
    Interest expense                            3,774    4,173  11,597  12,550
    Loss on aircraft disposition                                 1,701
                                              -------  ------- ------- -------
                                               40,801   30,321 118,048  85,507

 Income from continuing operations before
  taxes                                         2,150      322   3,714   3,587
 Provision for taxes                              909      131   1,589   1,516
                                              -------  ------- -------  ------
 Income from continuing operations              1,241      191   2,125   2,071

Discontinued operations, net of tax:
 (Loss) from operations                                                 (3,504)
 Gain on disposition                                                    12,844
                                                                       -------
                                                                         9,340
                                              -------  ------ -------  -------
    Net income                                $ 1,241  $  191 $ 2,125  $11,411
                                              =======  ====== =======  =======

Income (loss) per share:
 Continuing operations                        $   .20  $  .03 $   .35  $   .34
 (Loss) from operations of discontinued
    operations                                                            (.58)
 Gain on disposition of discontinued
    operations                                                            2.12
                                              -------  ------ -------  -------
 Net income per share                         $   .20  $  .03 $   .35  $  1.88
                                              =======  ====== =======  =======

Shares used in determining net income per       6,068   6,067   6,068    6,066
  share                                       =======  ======  ======  =======

See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1995 and 1994
(in thousands)

                                                               1995     1994
                                                            -------  -------

Cash provided from operating activities                     $ 8,247  $ 12,261

Cash flows from financing activities:
  Additions to long-term obligations                                   10,270
  Reductions to long-term obligations                       (11,296)  (30,475)
                                                            -------  --------
     Net cash used in financing activities                  (11,296)  (20,205)

Cash flows from investing activities:
  Purchase of marketable securities                         (15,942)
  Proceeds from disposition of marketable securitie s         1,248     4,915
  Cash collateralization of letters of credit, net            1,417    (7,691)
  Changes in notes receivable and other                         422     4,483
                                                            -------  --------
     Net cash used in investing activities                  (12,855)    1,707

Discontinued operations                                                19,746
                                                            -------  --------
Net increase (decrease) in cash and cash equivalents        (15,904)   13,509
Cash and cash equivalents at beginning of period             22,780     5,133
                                                            -------  --------
Cash and cash equivalents at end of period                  $ 6,876  $ 18,642
                                                            =======  ========














See accompanying notes.

PS Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) In March 1994, the assets of USTravel Systems Inc., PSG's travel management segment, were sold. In August 1994, PSG adopted a plan to close-down or sell a metallic waste recycling plant, the major asset of PSG Services, Inc. (formerly known as Recontek, Inc.), a subsidiary of PSG, and in December 1994, the plant was sold. Accordingly, travel management and metallic waste recycling are shown as discontinued operations in 1994.

(b) Certain amounts in the 1994 Statement of Cash Flow have been reclassified to conform with the year-end 1994 presentation.

(c) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments, other than the disposition of the travel management and metallic waste recycling businesses in 1994) necessary for a fair statement of the consolidated financial position at September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the PSG 1994 Annual Report to Stockholders (the 1994 Annual Report).

PS Group, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At September 30, 1995, PSG's principal source of liquidity was cash, cash equivalents and marketable securities of $23.7 million, a $.1 million decrease from December 31, 1994. The major changes in cash and cash equivalents are detailed in the Unaudited Condensed Consolidated Statements of Cash Flows. The cash provided from operating activities was $4 million less in the first nine months of 1995 than the first nine months of 1994 primarily because aircraft lease payments totalling approximately $4.7 million were received in October 1995 since the due date, September 30th, was on a weekend. Working capital increased by $15 million since December 31, 1994. PSG's capitalization consisted of 49% long and short-term obligations and 51% equity at September 30, 1995 compared to 52%/48% at December 31, 1994.

At the end of 1995's third quarter, PSG had $6.2 million outstanding under its bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. In October 1995, PSG entered into a new credit agreement which extended the expiration of certain long-term letters of credit (LC's) aggregating $5.2 million and provided an additional $4 million of LC's above the existing $1 million of LC's that may be issued to support the operations of PS Trading, Inc. (PST). These letters of credit will also require cash collateralization if issued. The new credit agreement expires in 1996 as to the PST-related LC's and in 2000 as to the long-term LC's. No borrowings are permitted under the bank credit agreement.

Statex Petroleum, Inc. (Statex), PSG's oil and gas production and development subsidiary, has entered into a separate bank credit agreement collateralized by its major oil properties. The initial availability is $1.5 million but on approval could be increased up to $6.7 million. No amounts have yet been borrowed under this agreement. This source of funding is intended for the acquisition and development of properties which Statex may acquire in the future.

In late October 1995, the United States District Court approved the settlement reached in March 1995 of all pending class action litigation against PSG and certain of its directors and officers. While the $5 million settlement liability was recorded as of December 31, 1994, the actual cash payment to an escrow account was made by PSG in July 1995.

Realization of certain of PSG assets is dependent upon the future performance by USAir, Inc. (USAir) and Continental Airlines, Inc. (Continental) under aircraft leases with PSG. Should either USAir or Continental default on their leases with PSG or reject certain of such leases, PSG would suffer significant losses on the ultimate disposal of the related aircraft or upon the ultimate repossession of the aircraft by the lenders. The eventual outcome of these matters cannot be determined at this time. For a more complete discussion of USAir's and Continental's relationships to PSG's financial condition refer to PSG's 1994 Annual Report. PSG refers readers to information released by USAir and Continental for details relating to their financial condition.

PSG believes that, absent a failure by USAir to meet its lease obligations to PSG, its cash, cash equivalents and marketable securities plus projected cash flow are adequate to meet the operating and planned capital needs of PSG in both the short and long-term.

Usage of tax benefit carryforwards - PSG has significant federal tax net operating loss carryforwards, investment tax credit carryforwards and California net operating loss carryforwards. Based on information currently available to PSG, these amounts were $83.4 million, $12.5 million and $20.6 million, respectively, as of December 31, 1994. Certain federal tax regulations could severely limit future usage of these tax benefits. These limitations would apply if there were a "calculated" 50% stock ownership change over a three year period. The change in ownership calculation, which is complex, is heavily influenced by changes in shares held by owners of 5% or more of PSG stock. While a 50% stock ownership change has not occurred (estimated cumulative change is in excess of 30% as of September 30, 1995), future ownership changes, primarily involving present or future holders of 5% or more of PSG's shares, could result in a "calculated" ownership change. Generally, PSG has no control of purchases or sales by investors who acquire 5% or more of PSG shares.


RESULTS OF OPERATIONS -  COMPARISON OF THE THREE AND NINE MONTHS ENDED
    SEPTEMBER 30, 1995 AND 1994

Revenues - Revenues from PSG's fuel sales and distribution subsidiary, PST, increased 66% and 62%, respectively, for the third quarter and first nine months of 1995 compared to the 1994 periods as a result of increased marketing efforts of the wholesale fuel marketing division. Oil and gas production revenues were lower in the third quarter and nine months of 1995 when compared to the 1994 periods largely because of a $.3 million favorable settlement of a disputed interest in an oil well made in the third quarter of 1994. The 1995 periods also experienced decreases in oil and gas production.

Interest and other revenues were up in the third quarter of 1995 compared to the 1994 third quarter due to increased levels of cash and marketable securities. For the first nine months of 1995, interest and other revenues are slightly lower than the 1994 period because there were no investment gains in 1995 compared to gains of $.7 million in 1994. However 1995 had higher interest income as discussed in the preceding sentence.

Costs and expenses - The 63% increase during the third quarter and the 61% increase during the first nine months of 1995 in the cost of products and services sold reflects the increased volumes at PST discussed in the first paragraph. The decrease in general and administrative expenses for the third quarter and first nine months of 1995 is largely due to reductions in corporate staffing, especially as a result of a $1.1 million charge accrued in September 1994 related to the cancellation of employment contracts with former PSG officers who resigned at that time. Reduced legal expenses associated with the securities litigation described in the 1994 Annual Report also contributed to the lower general and administrative expenses. Interest expense decreased in 1995's third quarter and first nine months primarily due to lower levels of outstanding debt.

Loss on aircraft disposition - In June 1995, PSG sold two Boeing 747-100SF aircraft which were held for sale since they were returned to PSG in early

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


Segment results - In spite of increased revenues, PST's profits decreased during the first nine months of 1995 due to lower operating margins as a result of declining prices in early 1995. PST's third quarter profits in 1995 and 1994 were approximately the same.

Third quarter and first nine month results in 1995 for aircraft leasing were slightly improved over 1994 primarily due to reduced interest expense.

Statex's operating results were lower in 1995 principally because there were higher revenues in 1994 as described above.