Form 10-K405
period 1995-12-31
PS GROUP INC
filed 1996-03-27
CIK 80966

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-K
(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required].

COMMISSION FILE NUMBER:  1-7141

                                 PS GROUP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   95-2760133
    (State or other jurisdiction of                      (IRS employer
    incorporation or organization)                    identification no.)

4370 LA JOLLA VILLAGE DRIVE, SUITE 1050
        SAN DIEGO, CALIFORNIA                               92122
(Address of principal executive offices)                  (Zip code)

      Registrant's telephone number, including area code:  (619) 642-2999

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
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

Yes  [x]   No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                      $55,926,468 as of February 29, 1996

* Assumes Berkshire Hathaway Inc. (and its subsidiaries), ESL Partners, L.P., and Donaldson, Lufkin & Jenrette Securities Corporation, owning approximately 19.9%, 19.7%, and 7.7%, respectively, of the outstanding shares of common stock of the Company on February 29, 1996 are not affiliates of the Company.

               The number of shares of common stock outstanding
                    as of February 29, 1996 was 6,068,313.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the
  Year ended December 31, 1995........................   PART I and PART II
Portions of Definitive Proxy Statement for the
1996 Annual Meeting of Shareholders...................   PART III

                                     PART I

                               ITEM 1.  BUSINESS

                                    GENERAL

PRINCIPAL BUSINESSES

     The principal businesses of PS Group, Inc. (the "Company") are aircraft leasing (conducted directly), fuel sales and distribution, and oil and gas production and development.

STATE OF INCORPORATION AND EXECUTIVE OFFICES

     The Company was incorporated in Delaware in 1972 (under the original name PSA, Inc.) as the successor to a California corporation originally incorporated in 1945. The Company has its principal executive offices at 4370 La Jolla Village Drive, Suite 1050, San Diego, California, 92122; telephone number (619) 642-2999.

ITEMS INCORPORATED BY REFERENCE

     Certain information required by "Item 1. - Business" is incorporated by reference from pages 8 through 16 of the Company's 1995 Annual Report to Shareholders. This incorporated information includes financial information about the Company's business segments. Additional disclosure is made in this Form 10-K.

CORPORATE EMPLOYEES

     As of December 31, 1995 the Company's corporate staff (excluding employees of subsidiaries) consisted of 7 full-time employees who manage the aircraft leasing operations and furnish administrative services to the Company. The staff also provides some administrative services for its subsidiaries for which it is reimbursed. None of the employees of the Company or its subsidiaries are covered by union contracts.

PROPOSED HOLDING COMPANY REORGANIZATION

     The Board of Directors of the Company has proposed for submission to shareholders at the 1996 Annual Meeting of Shareholders (the "1996 Annual Meeting") a holding company reorganization pursuant to which the Company would become a wholly-owned subsidiary of PS Group Holdings, Inc. ("Holdings"), a newly-formed company organized under the laws of the State of Delaware which is currently a wholly-owned subsidiary of the Company (the "Reorganization"). If the Reorganization is consummated, each outstanding share of the Company's Common Stock will be converted into one share of Holdings Common Stock (to be listed on the New York and Pacific Stock Exchanges) and the Company will be a wholly-owned subsidiary of Holdings. The sole purpose of the Reorganization is to help preserve the Company's substantial net operating loss carryforwards, investment tax credit carryforwards and other tax benefits (the "Tax Benefits") for use in offsetting future taxable income. The Reorganization is intended to accomplish this objective by imposing certain transfer restrictions (the "Transfer Restrictions") on the shares of Holdings Common Stock in order to help decrease the risk of certain transfers of shares of the Company's Common Stock that could result in the occurrence of an "ownership change" for income tax purposes, which would limit the ability of the Company to use these tax benefits.

     On February 9, 1996, Holdings filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (Registration No. 333-00821) covering the shares of its

Common Stock to be issued in the Reorganization (the prospectus contained in such Registration Statement, in its final form, will also constitute the Company's proxy statement for the 1996 Annual Meeting). Reference is made to such Registration Statement for further information with respect to the proposed Reorganization. As of the date of this Form 10-K, such Registration Statement has not been declared effective by the Securities and Exchange Commission. The shares of Holdings Common Stock covered by such Registration Statement will be offered in connection with the Reorganization, and forms of proxy for use by shareholders of the Company in voting on the Reorganization at the 1996 Annual Meeting will be disseminated, only pursuant to the definitive version of such prospectus/proxy statement.

FORWARD-LOOKING STATEMENTS.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K or incorporated by reference from the Company's 1995 Annual Report to Shareholders is forward looking, such as information relating to the future prospects of the Company's aircraft leases, the consequences of any unscheduled return of aircraft under lease, PS Trading's potential for growth, plans for expansion of Statex Petroleum, the availability of the Tax Benefits, the amount of otherwise-taxable income against which such benefits may be offset, and the effect of the proposed Transfer Restrictions in reducing the risk of a loss of the Tax Benefits. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to, the impact of economic conditions on each of the Company's business segments, the impact of competition, the impact of governmental legislation and regulation, and other risks detailed in this Form 10-K, in the Company's 1995 Annual Report to Shareholders and in other Securities and Exchange Commission filings of the Company.

                        CERTAIN ADDITIONAL INFORMATION

PS TRADING, INC. (PST) -- FUEL SALES AND DISTRIBUTION

     RISKS. PST's operations are subject to all risks inherent in the business of fuel sales and distribution including fuel spillage and distribution accidents, which could result in damage to or destruction of property, or could result in personal injury or loss of life. Such an event could result in substantial cost to PST. PST carries substantial insurance coverage but may not be fully insured against all such risks.

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

     ENVIRONMENTAL ISSUES. Since PST owns or leases fuel storage facilities or pipelines at several locations and contracts with independent companies to deliver fuel on its behalf, it is possible that future claims may be made against PST regarding potential soil and groundwater pollution. Currently no claim has been asserted. However, see "Legal Proceedings" for discussion of an order filed by the California Regional Water Quality Control Board, San Francisco Region. Typically PST operates at locations served by other companies including major airlines, oil companies and airports, most of which have greater financial resources and higher levels of operations at the locations served than PST.

STATEX PETROLEUM, INC. (STATEX) - OIL AND GAS PRODUCTION AND DEVELOPMENT

     ACREAGE. The following table sets forth, by states, Statex well ownership and producing acreage as of December 31, 1995:


                   Gross Wells        Net Wells        Producing Acres
                  -------------    ---------------     ---------------
                   Oil     Gas      Oil       Gas      Gross      Net
                  -----   -----    -----     -----     -----     -----
Alabama             2       -      1.00        -         320       160
Louisiana           -       2        -       0.04         22         3
New Mexico          1       -      0.06        -         120         8
North Dakota        1       -      1.00        -         304       304
Oklahoma            2      17      0.05      6.16      7,196     1,952
Texas              91       5     72.56      1.69     10,871     5,261
                  ----------------------------------------------------
     Total         97      24     74.67      7.89     18,833     7,688

The following table sets forth, by states, undeveloped acreage ownership as of December 31, 1995:

                                             Acres
                                       -----------------
                                       Gross        Net
                                       -----       -----
              Oklahoma                 1,708        214
              Texas                    1,680        401
                                       -----       -----
                  Total                3,388        615

     RISKS. Statex's operations are subject to all risks inherent in the exploration for and production of oil and gas, including blowouts, cratering and fires, which could result in damage to or destruction of oil and gas wells or formations, producing facilities or property, or could result in personal injury or loss of life. Such an event could result in substantial cost to Statex and could have a material adverse effect upon its financial condition if Statex is not fully insured against such risk. Statex carries substantial insurance coverage but may not be fully insured against all such risks.

     GOVERNMENTAL REGULATION AND ENVIRONMENTAL ISSUES. Statex's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and gas production operations and returns are affected by tax and other laws relating to the petroleum industry, changes in such laws and constantly changing administrative regulations. In addition, oil and gas operations are subject to regulation, interruption and termination by governmental authorities for environmental issues and other considerations. Additionally, in most, if not all, areas where Statex conducts activities, there are statutory provisions regulating the production of oil and gas. These provisions allow administrative agencies to promulgate rules in connection with the operation and production of both oil and gas wells, including the method of developing new fields, spacing of wells and the maximum daily production allowable for both oil and gas wells and various environmental issues.

     ECONOMIC AND COMPETITIVE FACTORS AFFECTING STATEX. Statex is engaged primarily in the production and sale of crude oil and natural gas. Statex has literally hundreds of competitors, most of which are larger and have greater resources than Statex. Oil and natural gas are fungible commodities and, as such, the prices Statex receives for its products are directly related to the open market price for such products at the time of sale. These prices generally fluctuate and are for the most part controlled by the laws of supply and demand. The price for oil is particularly driven by worldwide production and demand. Statex has virtually no control over the establishment of prices for its products. To the extent there should be an oversupply of product and resulting lower prices, Statex's revenues would be negatively impacted.



                              ITEM 2.  PROPERTIES

                 EXECUTIVE OFFICES AND OTHER GROUND FACILITIES

     The Company's executive offices and principal administrative offices are located at 4370 La Jolla Village Drive, Suite 1050, San Diego, California. At December 31, 1995 the Company leased approximately 7,000 square feet for executive offices. During early 1996 the Company renegotiated a new lease to reduce its space to approximately 3,000 square feet. The new lease is expected to become effective in mid-1996 and will run for a five-year period ending in 2001. Base rent for the first 22 months of the lease totals approximately $512,000, and base rent for the remaining 38 months totals approximately $211,000.

     PST owns an 8,000 square foot building located at 17742 Preston Road,
Dallas, Texas which is used as its administrative offices.   In addition, PST's
wholesale operations leases 1,560 square feet for administrative offices at 5620 Birdcage Street, Suite 130, Citrus Heights, California for an annual rent of $23,000.

     Statex leases approximately 5,000 square feet for executive offices at 1801 Royal Lane, Suite 110, Dallas, Texas at an annual rental of $34,000, for a period ending in mid-1998 with a 2-year renewal option at 95% of current market rates. For information regarding Statex oil and gas properties see "Business - Oil and Gas Production and Development."

     The Company believes that its present properties are adequate for its business in light of its current operations.

FLIGHT EQUIPMENT

     The aircraft owned by the Company as of February 29, 1996 are listed in the following table.


   Type of Aircraft                             Number Owned
   ----------------                             -------------

   McDonnell Douglas MD-80                          7(a)
   British Aerospace BAe146-200                    10(b)
   Boeing 737-200                                   6(c)
   Boeing 737-300                                   2(d)

Notes:
(a) Six MD-80s are leased to USAir for terms expiring from 1998 to 2004. One is leased to Continental for a term expiring at the beginning of 2008.
(b) These aircraft are all leased to USAir for terms expiring in 2000.
(c) The Company owns a one-third interest in each of these aircraft. United States Airlease and Airlease, Ltd. each also own a one-third interest. All six aircraft are leased to Continental for terms expiring in 1996.
(d) One aircraft is leased to Continental for a term expiring at the beginning of 2008. One aircraft is leased to America West for a term expiring in 2006.

                           ITEM 3.  LEGAL PROCEEDINGS

     In 1992 three related lawsuits were filed against the Company, certain of its directors and officers by stockholders in the United States District Court for the Southern District of California and a fourth lawsuit was filed in the United States District Court for the Central District of Illinois (the Illinois
Case). All of the Southern District of California cases were consolidated into a single case (the California Case). Both the California Case and the Illinois Case were purported class actions alleging that the defendants made materially false and misleading statements in public statements in filings with the Securities and Exchange Commission and other reports, or omitted in such materials information necessary to make them not misleading, and that the defendants are therefore liable to the plaintiff class for declines in the price of the Company's common stock during a defined class period.

     In the fall of 1992 the Company obtained dismissals of both the California Case and Illinois Case. In each instance, however, the court granted the plaintiffs leave to file an amended petition. In December 1992 the California case and the Illinois Case were consolidated in the Southern District of Illinois (the Consolidated Case). In March 1995 the Company reached an agreement in principle to settle with all defendants for $5 million all pending class action litigation. In October 1995 the United States District Court approved the settlement. While the $5 million settlement liability was recorded as of December 31, 1994, the actual cash payment was made by the Company in July 1995.

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


     None during the year ended December 31, 1995.

              ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and certain additional information concerning the executive officers of the Company.

                                 Age on
                               February 29,    Positions with the Company
     Name                          1996         and Principal Occupation
     ----                      ------------    -----------------------------------------
Lawrence A. Guske                   51         Vice President - Finance and Chief
                                               Financial Officer of the Company
                                               (since 1987).

Charles E. Rickershauser, Jr.       67         Chairman of the Board (since 1991),
                                               Chief Executive Officer (since 1994)
                                               and Director (since 1984).  Previously a
                                               partner in the law firm of Fried, Frank,
                                               Harris, Shriver and Jacobsen (1986-1990);
                                               Chairman of the Board & CEO of the
                                               Pacific Stock Exchange (1979-1986).

Johanna Unger                       47         Vice President and Controller of the
                                               Company (since 1988) and Secretary of
                                               the Company (since 1994).

     There are no family relationships between any of the Company's executive officers. Each of the Company's executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

     The information required by Items 5, 6, 7 and 8 of this Part II are hereby incorporated by reference from page 1 and pages 17 through 40 of the Company's 1995 Annual Report to Shareholders.

     ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     ITEM 6.   Selected Financial Data

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     ITEM 8.   Financial Statements and Supplementary Data


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                    PART III

     The information called for by Part III, Items 10 through 13, is incorporated by reference from the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or prior to April 30, 1996. Certain information concerning the Executive Officers of the Company is included in Part I, supra. See "Additional Item. Executive Officers of the Company."



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


      DATED: March 26, 1996.


                                     PS GROUP, INC.  (Registrant)


                                     By: /s/ Lawrence A. Guske
                                     ---------------------------------------
                                     LAWRENCE A. GUSKE
                                     Vice President - Finance
                                     and Chief Financial Officer



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

        SIGNATURE                        TITLE                  DATE
        ---------                        -----                  ----


/s/  C. E. Rickershauser, Jr.    Chairman of the Board,        March 26, 1996
-----------------------------    Chief Executive Officer
(C. E. Rickershauser, Jr.)


/s/  Lawrence A. Guske           Vice President -              March 26, 1996
-----------------------------    Finance and Chief
(Lawrence A. Guske)              Financial Officer
                                 (principal financial
                                 officer)


/s/  Johanna Unger               Vice President, Controller    March 26, 1996
-----------------------------    and Secretary (principal
(Johanna Unger)                  accounting officer)


/s/  Robert M. Fomon             Director                      March 26, 1996
-----------------------------
(Robert M. Fomon)


/s/  J. P. Guerin                Director                      March 26, 1996
-----------------------------
(J. P. Guerin)


/s/  Donald W. Killian, Jr.      Director                      March 26, 1996
-----------------------------
(Donald W. Killian, Jr.)


/s/  Gordon C. Luce              Director                      March 26, 1996
-----------------------------
(Gordon C. Luce)

                                 PS GROUP, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                  [ITEM 14(A)]

                                                         Page Reference
                                                      ------------------------
                                                                    Annual
                                                                   Report to
                                                      Form 10-K   Stockholders
                                                      ---------   ------------
Report of Ernst & Young LLP, independent auditors                      38
Consolidated statements of financial position at
 December 31, 1995 and 1994                                            20
Consolidated statements of operations for each of
 the three years in the period ended
 December 31, 1995                                                     21
Consolidated statements of cash flows for each of
 the three years in the period ended
 December 31, 1995                                                     22
Consolidated statements of stockholders' equity for
 each of the three years in the period ended
 December 31, 1995                                                     23
Notes to consolidated financial statements                             24

Supplementary information:
 Quarterly financial information (unaudited)                           34
 Oil and gas operations (unaudited)                                    35

Consent of Ernst & Young LLP, independent auditors        F-2


  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  The consolidated statements of financial position of PS Group, Inc. at December 31, 1995 and 1994 and the related statements of operations, cash flows and stockholders' equity and the report of Ernst & Young LLP, independent auditors, are set forth on the pages indicated above in the Annual Report to Stockholders of PS Group, Inc. for the year ended December 31, 1995 and are incorporated herein by reference.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-K) of PS Group, Inc. of our report dated February 9, 1996, included in the 1995 Annual Report to Stockholders of PS Group, Inc.

We also consent to the incorporation by reference in ( i) the Registration Statement (Form S-8 No. 2-97926) pertaining to the Employee Incentive Stock Option Program and the Incentive Stock Option Plan of PS Group, Inc. and (ii) the Registration Statement (Form S-8, No. 33-45608) pertaining to the Recontek, Inc. 1987 Employment Stock Option Plan of our report referred to above, with respect to the consolidated financial statements of PS Group, Inc. incorporated herein by reference.



                                           ERNST & YOUNG LLP

San Diego, California
March 26, 1996

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

(3)(ii) Bylaws as amended through March 24, 1995. (Incorporated by reference to Exhibit 3(ii) to the Company's 1994 Annual Report on Form 10-K.)

(4) Instruments defining the rights of security holders, including indentures:

        (a) Amended and Restated Rights Agreement dated as of June 30, 1986 between the Company and Chemical Bank (Successor Rights Agent to Bank of America, N.T. & S.A.) (Incorporated by reference to the
            Company's Current Report on Form 8-K dated February 16, 1996.)
        (b) Amendment dated September 15, 1988 to Rights Agreement between the
            Company and Bank of America. (Incorporated by reference to the
            Company's Current Report on Form 8-K dated September 12, 1988.)
        (c) Amendment dated September 16, 1990 to Rights Agreement between the
            Company and Bank of America. (Incorporated by reference to the
            Company's Current Report on Form 8-K dated September 16, 1990.)
        (d) Amendment dated December 14, 1990 to Rights Agreement between the
            Company and Bank of America. (Incorporated by reference to the
            Company's Current Report on Form 8-K dated December 14, 1990.)

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

                                   Index-1

        (d) Retirement Plan for Corporate Officers of PSA, Inc. (now PS Group, Inc.) and Participating Subsidiaries effective March 12, 1984, amending and restating the Retirement Plan for Corporate Officers of Pacific Southwest Airlines. (Incorporated by reference to Exhibit 10(d) to the Company's 1994 Annual Report on Form 10-K.)
        (e) Employment Agreement dated January 15, 1988 between the Company and Lawrence A. Guske. (Incorporated by reference to Exhibit 10(q) to the Company's 1988 Annual Report on Form 10-K.) This Agreement is substantially identical in all material respects to the Employment Agreement between the Company and Johanna Unger.
        (f) Amendment dated April 1, 1989 to Employment Agreement between the Company and Lawrence A. Guske. (Incorporated by reference to Exhibit 10(q) to the Company's 1989 Annual Report on Form 10-K.) This Amendment is substantially identical in all material respects to Amendment to Employment Agreement between the Company and Johanna Unger.
        (g) Agreement dated December 14, 1990 between Berkshire Hathaway Inc. ("Berkshire") and the Company relating to Berkshire's acquisition of the Company's Common Stock. (Incorporated by reference to Exhibit 10(v) to the Company's 1990 Annual Report on Form 10-K.)
        (h) Form of Indemnification Agreement. (Incorporated by reference to
            Exhibit 10(w) to the Company's 1990 Annual Report on Form 10-K as filed on Form 8 Amendment thereto dated May 29, 1991.)
        (i) Arrangement for Pension benefit for Chairman of the Board of the Company. (Incorporated by reference to Exhibit 10(u) to the Company's 1992 Annual Report on Form 10-K.)
        (j) Amended and Restated Credit Agreement dated October 3, 1995 between the Company and Bank of America National Trust and Savings Association. (Incorporated by reference to Exhibit (10)(a) to the Company's report on Form 10-Q for the quarter ended September 30, 1995.)
        (k) Agreement and Plan of Reorganization dated as of January 30, 1996 by and among the Company, PS Group Holdings, Inc. and PSG Merger Subsidiary, Inc. (Incorporated by reference to the Company's current report on Form 8-K dated February 16, 1996.)

(12)  Computation of Ratios.
(13) Inside front cover, page 1 and pages 8 to 40 from the 1995 Annual Report to Stockholders.
(21)  Subsidiaries.
(23) Consent of Independent Auditors (see page F-2 of Item 14(a) of this Form 10-K).
(27)  Financial Data Schedule.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Matters relating to executive compensation plans and arrangements can be found within the index to exhibits as follows: (10)(a), (10)(b), (10)(c), (10)(d),
(10)(e), (10)(f), (10)(h) and (10)(i).

ALL EXHIBITS INCORPORATED BY REFERENCE ARE FILED IN PS GROUP, INC. DOCUMENTS COMMISSION FILE NUMBER 1-7141.

                                    Index-2