Form 10-Q
period 1996-03-31
PS GROUP INC
filed 1996-05-03
CIK 80966

- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

                -----------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: MARCH 31, 1996

                                      or

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

                                (619) 642-2999
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1996: 6,068,313 shares of common stock, $1 par value.

================================================================================

                                PS GROUP, INC.


                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

     Included herein on pages F-1 to F-4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Included herein on pages F-5 to F-7.


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          27. Financial Data Schedule.

     (b) Reports on Form 8-K.

          Form 8-K, dated January 30, 1996, reported an Agreement and Plan of Reorganization pursuant to which the Company will, if shareholder approval is obtained at the 1996 Annual Meeting of Stockholders, undergo a holding company reorganization. The sole purpose of the Reorganization is to help preserve the Company's substantial tax benefits. In connection with the Reorganization, the Board of Directors approved the fifth amendment to the Company's Rights Agreement dated as of June 30, 1986. The amendment exempted the Reorganization from the operation of the Rights Agreement.


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

Date: May 3, 1996


/s/ L.A. Guske
- -----------------
LAWRENCE A. GUSKE

Vice President - Finance and
Chief Financial Officer

PS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995
(in thousands)

                                                1996          1995
                                                ----          ----
ASSETS

Current assets:
  Cash and cash equivalents                  $  6,373      $  3,999
  Marketable securities                         9,855        14,270
  Accounts and notes receivable                29,106        22,381
  Other current assets                         18,188        13,128
                                             --------      --------
    Total current assets                       63,522        53,778

Property and equipment, net                    20,379        20,285
Aircraft leased under operating leases, net   117,024       120,500
Investment in aircraft financing leases        91,682        97,004
Other assets                                   13,970        14,404
                                             --------      --------
                                             $306,577      $305,971
                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  8,137      $  6,289
  Other current liabilities                     7,263         6,040
  Current portion of long-term obligations     22,748        19,244
                                             --------      --------
    Total current liabilities                  38,148        31,573

Long-term obligations                          95,687       103,365
Deferred income taxes                          41,097        40,535
Other liabilities                               7,692         7,416

Stockholders' equity:
  Common stock                                  6,068         6,068
  Additional paid-in capital                   98,420        98,420
  Retained earnings                            19,465        18,594
                                             --------      --------
    Total stockholders' equity                123,953       123,082
                                             --------      --------
                                             $306,577      $305,971
                                             ========      ========

See accompanying notes.

                                     F-1




PS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
Three months Ended March 31, 1996 and 1995
(in thousands, except per share amounts)


                                                      1996       1995
                                                     -------    -------
Revenues:
  Fuel sales and distribution                        $39,177    $25,849
  Oil and gas production and development               1,793      1,778
  Aircraft leasing                                     8,830      8,898
  Interest and other                                     317        562
                                                     -------    -------
                                                      50,117     37,087
                                                     -------    -------
Costs and expenses:
  Cost of sales                                       39,732     26,469
  Depreciation, depletion and amortization             3,980      4,059
  General and administrative expenses                  1,283        985
  Interest expense                                     3,632      4,010
                                                     -------    -------
                                                      48,627     35,523
                                                     -------    -------
Income before taxes                                    1,490      1,564
Provision for taxes                                      619        655
                                                     -------    -------
  Net income                                         $   871    $   909
                                                     =======    =======

Net income per share                                 $   .14    $   .15
                                                     =======    =======
Shares used in determining net income per share        6,068      6,068
                                                     =======    =======

See accompanying notes.

PS Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1996 and 1995
(in thousands)

                                                   1996           1995
                                                 --------        -------
Cash provided from operating activities          $ 2,372         $ 2,655

Cash flows from financing activities:
  Additions to long-term obligations                 692
  Reductions in long-term obligations             (4,867)         (4,568)
                                                 -------         -------
    Net cash used in financing activities         (4,175)         (4,568)
                                                 -------         -------
Cash flows from investing activities:
  Proceeds from marketable securities and other    4,715           1,341
  Cash collateralization of letters of credit,
    net                                                              815
  Capital additions                                 (538)           (130)
                                                 -------         -------
    Net cash provided from investing activities    4,177           2,026
                                                 -------         -------
Net increase in cash and cash equivalents          2,374             113
Cash and cash equivalents at beginning of
  period                                           3,999          22,780
                                                 -------         -------
Cash and cash equivalents at end of period       $ 6,373         $22,893
                                                 =======         =======

See accompanying notes.

PS Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position at March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the PSG 1995 Annual Report to Stockholders (the 1995 Annual Report).

PS Group, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

FINANCIAL CONDITION

At March 31, 1996, PSG's principal source of liquidity was cash, cash equivalents and marketable securities of $16.2 million, a $2 million decrease from December 31, 1995. The major changes in cash and cash equivalents are detailed in the Unaudited Condensed Consolidated Statements of Cash Flows. Working capital increased by $3.2 million since December 31, 1995. PSG's capitalization consisted of 49% long and short-term obligations and 51% equity at March 31, 1996 compared to 50%/50% at December 31, 1995.

At the end of 1996's first quarter, PSG had $5.6 million outstanding under its bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. No borrowings are permitted under the bank credit agreement.

Statex Petroleum, Inc. (Statex), PSG's oil and gas production and development subsidiary, has a separate bank credit agreement collateralized by its major oil properties. The total availability is $5.5 million but on approval could be increased up to $8.2 million. During the first quarter of 1996, $.7 million was borrowed under this agreement. This source of funding is intended for the acquisition and development of properties which Statex may acquire in the future.

PSG's assets include approximately $157.8 million for which realization is substantially dependent upon the future performance of USAir, Inc. (USAir) under aircraft leases with PSG. All payments due from USAir are current through May 1, 1996, however USAir's long-term financial future is uncertain. Should USAir default on their leases with PSG, or file bankruptcy and reject certain of such leases, there could be a material decrease in the market value of the types of aircraft leased to USAir due to an increased availability of these aircraft for lease or sale. In such case, PSG could suffer significant losses on the ultimate disposal of the related aircraft or upon the ultimate repossession of the aircraft by the lenders. For a more complete discussion of USAir's relationships to PSG's financial condition, refer to PSG's 1995 Annual Report. PSG refers readers to information released by USAir for details relating to their financial condition.

PSG believes that, absent a failure by USAir to meet its lease obligations to PSG, its cash, cash equivalents, marketable securities and the availability under Statex's bank credit agreement, plus projected cash flow, are adequate to meet the operating and planned capital needs of PSG in both the short and long-term.

POTENTIAL RESTRICTION ON USE OF FUTURE TAX BENEFITS

PSG has substantial net operating loss carryforwards, investment tax credit carryforwards and other tax benefits for use in offsetting future taxable income. As of December 31, 1995, PSG believes it had approximately $95.6 million of federal net operating loss carryforwards and $12.5 million of federal investment tax credit carryforwards, in addition to other state and federal tax benefits. Besides the customary financial and legal difficulties ordinarily involved in using these tax benefits, there is a special limitation on the use of these tax benefits that arises when an "ownership change" occurs for federal income tax purposes. As of March 1996, if an "ownership change" was triggered, PSG's usage of future tax carryforwards and unused tax credits would, under most circumstances, be limited to approximately $3.4 million per year for 15 years and PSG could end up paying taxes that would otherwise not be due.

Generally speaking, an "ownership change" occurs whenever, within a three-year period, the aggregate ownership of a company's stock by its "5-percent shareholders" (as defined by the applicable federal income tax regulations) increases by more than 50 percentage points. Making the calculation is complex and uncertain. PSG believes that as of May 1, 1996, no "ownership change" had occurred with respect to PSG, but that the aggregate percentage point increase in the ownership of PSG's stock by "5-percent shareholders" was in excess of 35%. PSG generally has no control over either the purchase or sale of its shares by 5% shareholders. In addition, the issuance of new equity securities or the buy back of outstanding common stock by PSG would negatively effect the "ownership change" calculation. Therefore, PSG will likely be constrained in its ability to effect such equity transactions while there is concern as to the "ownership change" calculation.

At the 1996 Annual Meeting, to be held on May 28, 1996, stockholders of PSG will have the opportunity to vote on a holding company reorganization transaction which is designed to impose transfer restrictions on shares in order to help decrease the risk that an "ownership change" will occur.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED
  MARCH 31, 1996 AND 1995

REVENUES - Revenues from PSG's fuel sales and distribution subsidiary, PS Trading, Inc. (PST), increased 52% for the first quarter of 1996 compared to the first quarter of 1995, primarily as a result of a 57% increase in the gallons of fuel sold which resulted from increased marketing efforts by the wholesale fuel marketing division.

Total aircraft leasing revenues are approximately the same in the first quarters of 1996 and 1995, however, there are offsetting items that account for this. Normal lease revenues were down in 1996 due to declining revenues from financing leases and lease rate resets on certain aircraft leases (which were matched by lower interest rates on the related debt). Offsetting these items was the settlement of PSG's administrative claim in the Pan Am bankruptcy at a higher amount than originally estimated and the sale of 747 engine parts from inoperable engines returned by Pan Am related to the two 747 aircraft sold by PSG in 1995.

Interest and other revenues were down from the first quarter of 1995 due to lower levels of interest bearing assets, plus, in 1996, investment losses of $130,000 were recorded related to market value adjustments on PSG's investments in U.S. Government securities as a result of recent higher interest rates.

COSTS AND EXPENSES - The 50% increase during the first quarter of 1996 in the cost of sales reflects the increased volumes at PST discussed above. The increase in general and administrative expenses for the first quarter of 1996 is largely due to expenses associated with the holding company reorganization discussed above plus additional expenses to support PST's expanded operations. Interest expense decreased in 1996's first quarter primarily due to lower levels of outstanding debt.

INCOME TAXES - Taxes in both 1996 and 1995 differ from the corporate federal tax rate primarily because of the effect of state taxes.

SEGMENT RESULTS - 1996 first quarter unconsolidated results for the parent company, PSG, which includes the aircraft leasing activity, were approximately the same as in 1995.

PST 1996 results include expenses related to the permanent removal of fuel distribution pipelines as a result of construction at the San Francisco International Airport. Excluding these removal expenses, PST's first quarter 1996 results were improved over 1995. Fuel prices increased during March 1996 and have continued to increase in the second quarter of 1996. PST, as a holder of fuel inventory, is expected to benefit as a result.

Statex recorded higher net income in 1996, principally due to higher oil prices.